Form 10-Q
period 1995-03-31
ANCHOR FINANCIAL CORP
filed 1995-05-12
CIK 741561

FORM 10-Q



                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549



                        QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995           Commission file number 0-13759



                               ANCHOR FINANCIAL CORPORATION
                  (Exact name of registrant as specified in its charter)



          South Carolina                                 57-0778015
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification number)



  2002 Oak St., Myrtle Beach, S. C.                        29577
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code  (803) 448-1411


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                Outstanding at May 9, 1995
  (Common stock, $6.00 par value)                 1,270,210

                       ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                                           INDEX


                                                                    PAGE NO.

Part I -Financial Information

      Consolidated balance sheet - March 31, 1995
      and December 31, 1994                                              1

      Consolidated statement of income - three months
      ended March 31, 1995 and 1994                                      2

      Consolidated statement of cash flows -
      three months ended March 31, 1995 and 1994                         3

      Notes to consolidated financial statements                       4-6

      Management's Discussion and Analysis of
      Financial Condition and Results of Operation                     7-9


Part II -Other Information


      Item 1 - Legal Proceedings                                        10
      Item 2 - Changes in Securities                                    10
      Item 3 - Defaults Upon Senior Securities                          10
      Item 4 - Submission of Matters to a Vote
                of Security-Holders                                     10
      Item 5 - Other Information                                        10
      Item 6 - Exhibits and Reports on Form 8-K                         10

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)






                                                                March 31,        December 31,
                                                                  1995               1994
                                                               (Unaudited)            *



ASSETS
  Cash and due from banks                                    $  14,561,931     $  18,838,551
  Interest-bearing balances due from banks                          99,000            99,000
  Federal funds sold                                             2,500,000         1,000,000

  Investment securities:
    Held-to-maturity, at amortized cost (market value
      of $31,097,519 in 1995 and $33,949,605 in 1994)           31,739,522        35,012,480

    Available-for-sale, at fair value (amortized cost
      of $44,456,747 in 1995 and  $45,031,822 in 1994)          44,148,020        44,066,796

                Total investment
                 securities                                     75,887,542        79,079,276

  Loans                                                        250,394,611       236,801,927

    Less - unearned income                                         (29,052)          (30,651)
         - allowance for loan losses                            (2,859,086)       (2,795,941)

                Net loans                                      247,506,473       233,975,335

  Premises and equipment                                        12,621,536        11,666,522
  Other assets                                                   7,486,709         7,208,278
                Total assets                                 $ 360,663,191     $ 351,866,962

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Demand deposits                                        $  58,309,824     $  52,730,429
      NOW and Money Market accounts                            145,307,204       155,753,241
      Time deposits $100,000 and over                           29,758,174        20,320,349
      Other time and savings deposits                           87,337,081        79,404,398
                Total deposits                                 320,712,283       308,208,417
    Federal funds purchased and securities
      sold under agreements to repurchase                          462,016         4,896,099
    Other short-term borrowings                                  5,809,053         7,098,089
    Subordinated notes                                           5,000,000         5,000,000
    Other liabilities                                            2,827,773         1,889,739
                Total liabilities                              334,811,125       327,092,344

  Stockholders' Equity:
    Common stock, $6.00 par value; 4,000,000 shares
      authorized; shares issued and outstanding -
      1,270,210 in 1995 and 1994                                 7,621,260         7,621,260
    Surplus                                                      8,479,858         8,479,858
    Retained earnings                                           10,932,639        10,317,527
    Unrealized losses on investment securities
      available-for-sale, net of tax                              (199,582)         (636,918)
    Unearned ESOP shares                                          (982,109)       (1,007,109)
                Total stockholders' equity                      25,852,066        24,774,618

                Total liabilities and
                   stockholders' equity                      $ 360,663,191     $ 351,866,962



* Obtained from audited financial statements.
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)





                                          Three months ended March 31,
                                             1995            1994


INTEREST INCOME:
  Interest and fees on loans               $ 5,719,912    $ 4,281,749
  Interest on investment securities:
    Taxable                                  1,067,123        611,760
    Non-taxable                                 47,300         47,827
  Other interest income                         63,203         30,837
                Total interest income        6,897,538      4,972,173



INTEREST EXPENSE:
  Interest on deposits                       2,750,946      1,746,596
  Interest on short-term borrowings            121,394         41,917
  Interest on subordinated notes               108,759        108,759
                Total interest expense       2,981,099      1,897,272



Net interest income                          3,916,439      3,074,901
Provision for loan losses                      134,500         50,000

Net interest income after provision
  for loan losses                            3,781,939      3,024,901


NONINTEREST INCOME:
  Trust income                                  47,808         44,458
  Service charges on deposit accounts          364,491        383,837
  Commissions and fees                         147,848        141,383
  Gains on sales of mortgage loans              48,339        151,712
  Gains on sales of investment securities            0              0
  Other operating income                        63,258         47,217
                Total noninterest income       671,744        768,607



NONINTEREST EXPENSE:
  Salaries and employee benefits             1,643,598      1,416,047
  Net occupancy expense                        239,367        211,883
  Equipment expense                            244,987        242,614
  Other operating expense                    1,020,513        989,844
                Total noninterest expense    3,148,465      2,860,388



Income before income taxes                   1,305,218        933,120
Provision for income taxes                     461,468        297,069
Net income                                 $   843,750    $   636,051
Net income per share                       $      0.66    $      0.50
Weighted average common shares outstanding   1,270,210      1,267,243


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)




                                                              Three months ended March 31,
                                                                   1995             1994

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income                                                 $    843,750     $     636,051
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Accretion and amortization of investment
      securities                                                   28,964           137,946
    Depreciation of premises and equipment                        238,125           233,180
    Amortization of intangible assets                              74,499            72,004
    Provision for loan losses                                     134,500            50,000
    Gains on sales of mortgage loans                              (48,339)         (151,712)
    Gains on sales of premises and equipment                      (20,530)           (5,675)
    Change in interest receivable                                (348,859)         (365,851)
    Change in prepaid expenses                                    100,194           (39,387)
    Change in income taxes payable                                522,248           275,646
    Change in deferred taxes                                       63,118          (123,390)
    Change in interest payable                                    268,760            33,040
    Change in accrued expenses                                     11,286           215,743
    Origination of mortgage loans held for sale                (2,066,260)       (7,183,225)
    Proceeds from sales of mortgage loans held for
      sale                                                      2,136,001         6,893,370

          Net cash provided by operating
            activities                                          1,937,457           677,740

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                    0                 0
  Proceeds from maturities of investment securities
    held-to-maturity                                            3,223,479         4,121,916
  Purchase of investment securities available-for-sale           (411,700)       (2,503,945)
  Proceeds from sales of investment securities
    available-for-sale                                            282,200                 0
  Proceeds from maturities of investment securities
    available-for-sale                                            725,090         1,504,988
  Net change in loans                                         (13,687,040)      (12,954,367)
  Capital expenditures                                         (1,232,542)         (627,661)
  Other, net                                                     (140,674)         (106,860)

          Net cash used for investing activities              (11,241,187)      (10,565,929)

Cash flows from financing activities:
  Net change in deposits                                       12,503,866         7,717,766
  Net change in federal funds purchased                        (4,434,082)          586,688
  Net change in short-term borrowings                          (1,289,036)         (303,563)
  Sale of common stock                                                  0           221,600
  Net change in  ESOP borrowings                                  (25,000)           25,565
  Cash dividends paid                                            (228,638)         (190,530)
          Net cash provided by financing
            activities                                          6,527,110         8,057,526

Net change in cash and cash equivalents                        (2,776,620)       (1,830,663)
Cash and cash equivalents at January 1                         19,937,551        26,864,974
Cash and cash equivalents at March 31                        $ 17,160,931     $  25,034,311


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

 NOTE 1:   BASIS OF PRESENTATION

           The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1994.

           The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

           For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold.
           Generally, federal funds are purchased and sold for one-day periods.


 NOTE 2:   RESERVE FOR LOAN LOSSES

           Transactions to the reserve for loan losses for the three months ended March 31, 1995 and 1994 are summarized as follows:


                                   1995           1994

Balance, beginning of year      $2,795,941     $2,361,656
Provision charged to operations    134,500         50,000
Recoveries of charged off loans     32,795         22,338
Loans charged off                 (104,150)       (15,290)
                                $2,859,086     $2,418,704




NOTE 3:    NONPERFORMING ASSETS

           The following is a summary of nonperforming assets at March 31, 1995 and 1994. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                       ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


                                     1995          1994


Nonaccrual loans                   $1,127,309    $423,751
Loans past due ninety days or more    158,049     188,361
Other real estate owned                     0     100,689
Total nonperforming assets         $1,285,358    $712,801


NOTE 4:   INCOME TAXES

          The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:


                                   1995          1994


Deferred tax liabilities:

Tax depreciation over book      ($494,193)      ($531,446)
Other, net                       (159,865)        (19,931)
Total deferred tax liabilities   (654,058)       (551,377)

Deferred tax assets:

Allowance for loan losses         667,893         447,518
Net unrealized loss SFAS 115      109,145          33,159
Deferred loan fees and costs      224,997         182,821
Deferred compensation             163,661               0
Other, net                         97,103         125,317
Total deferred tax liabilities  1,262,799         788,815

Net deferred tax asset         $  608,741     $   237,438


                       ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)



NOTE 5: PER SHARE DATA

          Earnings per share are computed by dividing net income for each period by the weighted average number of shares outstanding during each period. The effect of outstanding stock options is not material to the weighted average number of common shares outstanding or earnings per share and has not been included in the calculation.


NOTE 6: OTHER MATTERS

          At March 31, 1995, outstanding standby letters of credit totalled $660,250.

          At March 31, 1995 and 1994, the Corporation paid interest of $2,712,339 and $1,864,232, respectively. The Corporation received refunds of income taxes totalling
          $123,898 during the first quarter of 1995 and paid income taxes of $144,814 during the same period in 1994.

                        Management's Discussion and Analysis


Net Income

    Net income for the first quarter of 1995 was $843,750, an increase of $207,699 or 32.7% from the $636,051 for the same period in 1994. Net income per share for the first quarter increased 32.3% from $0.50 in 1994 to $0.66 in 1995.

    The primary factor affecting this increase was an increase of $841,538 in net interest income. These positive factors were partially offset by a decrease of $96,863 in noninterest income and increases in noninterest expense of $288,077, the provision for loan losses of $84,500 and the provision for income taxes of $164,399.

    Annualized return on average total assets for the first quarter of 1995 was 0.97% compared with 0.86% in 1994. Annualized return on average stockholders' equity for the first quarter of 1995 was 12.74% compared with 10.75% in 1994.


Net Interest Income

    Net interest income, the major component of the Corporation's net income, was $3,916,439 for the first quarter of 1995, an increase of $841,538 or 27.4% from the $3,074,901 reported for the same period in 1994. This increase was primarily attributable to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.63% in 1994 to 4.95% in 1995. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth.

    Interest income increased $1,925,365 or 38.7% for the three months ended March 31, 1995 compared with the same period in 1994. The increase was due to an increase in the volume of earning assets and the yield on earning assets which increased from 7.47% in 1994 to 8.70% in 1995. Average loans increased $31.9 million or 15.1% and average investment securities increased $18.7 million or 32.1% for the first quarter of 1995 compared with the same period in 1994. Average interest earning assets represented 91.8% of average total assets during the first quarter of 1995 compared with 90.0% in 1994. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 77.7% in 1994 to 75.3% in 1995.

    Interest expense increased $1,083,827 or 57.1% for the three months ended March 31, 1995 compared with the same period in 1994. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased $40.1 million or 17.3% for the first quarter of 1995 compared with the same period in 1994. The rate paid on average interest-bearing liabilities increased from 3.32% for the three months ended March 31, 1994 to 4.45% in 1995. Average interest-bearing liabilities represented 84.3% of funding sources during the first quarter of 1995 compared with 85.4% in 1994.

Provision for Loan Losses

    A $134,500 provision for loan losses was made during the first quarter of 1995 compared with a provision of $50,000 in 1994. The provision for loan losses was higher during the first quarter of 1995 primarily due to loan growth and a slight increase in the level of net charge-offs.

    At March 31, 1995 and 1994 the ratio of annualized net charge-offs to average loans was 0.12% and (0.01%), respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.51% at March 31, 1995 compared with 0.33% at March 31, 1994.

    The reserve for loan losses at March 31, 1995 represented 1.14% of total loans outstanding compared with 1.18% at December 31, 1994. Based on the current evaluation of the loan portfolio, management believes the reserve at March 31 is adequate to cover potential losses in the portfolio.


Noninterest Income

    Noninterest income for the first quarter of 1995 decreased $96,863 or 12.6% from the same period in 1994. The primary reason for this decrease was a decline in gains on sales of mortgage loans of $103,373 or 68.1% primarily due to lower refinancing activity during 1995. Also, service charges on deposit accounts decreased $19,346 or 5.0%.


Noninterest Expense

    Noninterest expense for the first quarter of 1995 increased $288,077 or 10.1% from the same period in 1994. This increase was primarily the result of increased salaries and employee benefits caused by the significant growth of the Corporation during the last year. Also, the FDIC insurance assessment increased $17,925 or 11.4% from the first three months of 1994 to $174,899.

Income Taxes

    The provision for income taxes for the first quarter of 1995 increased $164,399 or 55.3% from the same period in 1994. The provision for income taxes increased primarily due to significantly higher income before taxes since tax rates remained approximately the same as 1994.

Financial Position

    For the first quarter of 1995, average total assets increased 16.5% while average deposits increased 16.8% from the first quarter of 1994.

    Due to the seasonal nature of the Myrtle Beach and Hilton Head
Island market areas, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months.
Thus, the Corporation historically has a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks, a line of credit with the Federal Home Loan Bank, and a seasonal borrowing privilege from the Federal Reserve Bank.

    The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first three months of 1995 being 7.6% versus 8.0% for the same period in 1994. At March 31, 1995, the total risk-based capital ratio was 13.1% compared with 13.5% at December 31, 1994. The leverage ratio at March 31, 1995 was 7.0% compared with 6.9% at December 31, 1994.

                          PART II -OTHER INFORMATION


ITEM 1.
    LEGAL PROCEEDINGS

    There are no material legal proceedings.

ITEM 2.
    CHANGES IN SECURITIES

    None.


ITEM 3.
    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.
    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


       On April 26, 1995, the Corporation held its 1995 Annual Meeting of Shareholders. At the 1995 Annual Meeting, the following individuals were elected as Directors with the votes indicated.

    Director                          For        Withheld       Abstain

    James E. Burroughs             815,022        38,435          0
    Stephen L. Chryst              827,446        26,011          0
    John D. Flowers                828,837        24,620          0
    J. Bryan Floyd                 829,032        24,425          0
    Ruppert L. Piver               827,802        25,655          0
    Albert A. Springs, III         828,837        24,620          0


        C. Jason Ammons, Howell V. Bellamy, Jr., W. Cecil Brandon, Jr.,
    C. Donald Cameron, Admah Lanier, Jr., Tommy E. Looper, W. Gairy Nichols, III, Thomas J. Rogers, J. Roddy Swaim, Harry A. Thomas, and Zeb M. Thomas, Sr. continued in their terms of office as directors of the Corporation.


        The following is a brief description of other matters voted upon at the 1995 Annual Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.


        Proposal to ratify the selection of Price Waterhouse LLP as independent public accountants for the period ending December 31, 1995.


          For - 836,205         Withheld - 603     Abstain - 16,649

ITEM 5.
    OTHER INFORMATION

    None.

ITEM 6.
    EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             /s/  Stephen L. Chryst

                                             Stephen L. Chryst, President and
                                                Chief Executive Officer





                                              /s/  Tommy E. Looper

                                              Tommy E. Looper, Executive Vice
                                               President and Chief Financial
                                                Officer





Date :  May 9, 1995