Form 10-Q
period 1995-06-30
ANCHOR FINANCIAL CORP
filed 1995-08-09
CIK 741561

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995      Commission file number 0-13759

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


               Class                          Outstanding at August 7, 1995
  (Common stock, $6.00 par value)                          1,270,210

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX
                                                         PAGE NO.
 Part I - Financial Information

     Consolidated balance sheet - June 30, 1995
     and December 31, 1994                                  1

     Consolidated statement of income - three months
     and six months ended June 30, 1995 and 1994            2

     Consolidated statement of cash flows -
     six months ended June 30, 1995 and 1994                3

     Notes to consolidated financial statements             4-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation           7-10

Part II - Other Information

     Item 1 - Legal Proceedings                             11
     Item 2 - Changes in Securities                         11
     Item 3 - Defaults Upon Senior Securities               11
     Item 4 - Submission of Matters to a Vote
              of Security-Holders                           11
     Item 5 - Other Information                             11
     Item 6 - Exhibits and Reports on Form 8-K              11

               ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                                      June 30,   December 31,
                                                       1995          1994
                                                    (Unaudited)      <F1>
Assets
Cash and due from banks                             $18,098,799     $18,838,551
Interest-bearing balances due from banks                 99,000          99,000
Federal funds sold                                   13,650,000       1,000,000
Investment securities:
   Held-to-maturity, at amortized cost (fair
    value of $29,540,762 in 1995 and $33,949,605
    in 1994)                                         29,631,332      35,012,480
   Available-for-sale, at fair value (amortized
    cost of $42,983,152 in 1995 and $45,031,822
    in 1994)                                         43,251,678      44,066,796
        Total investment securities                  72,883,010      79,079,276

Loans                                               264,435,268     236,801,927
  Less - unearned income                                (26,179)        (30,651)
       - reserve for loan losses                     (2,889,162)     (2,795,941)
        Net loans                                   261,519,927     233,975,335

Premises and equipment                               12,911,189      11,666,522
Other assets                                          7,207,984       7,208,278
           Total assets                            $386,369,909    $351,866,962

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
    Demand deposits                                $ 66,452,604    $ 52,730,429
    NOW and Money Market accounts                   158,718,478     155,753,241
    Time deposits $100,000 and over                  25,436,735      20,320,349
    Other time and savings deposits                  88,277,357      79,404,398
               Total deposits                       338,885,174     308,208,417
   Federal funds purchased and securities sold
    under agreements to repurchase                      734,931       4,896,099
   Other short-term borrowings                        2,274,927       7,098,089
   Long-term debt                                    15,000,000       5,000,000
   Other liabilities                                  2,594,244       1,889,739
               Total liabilities                    359,489,276     327,092,344
 Stockholders' Equity:
   Common stock, $6.00 par value; 4,000,000 shares
    authorized; shares issued and outstanding -
    1,270,210 in 1995 and 1994                        7,621,260       7,621,260
   Surplus                                            8,479,858       8,479,858
   Retained earnings                                 11,547,656      10,317,527
   Unrealized gain (losses) on investment
    securities available-for-sale, net of tax           175,093        (636,918)
   Unearned ESOP shares                                (943,234)     (1,007,109)
               Total stockholders' equity            26,880,633      24,774,618
               Total liabilities and
                 stockholders' equity              $386,369,909    $351,866,962

<F1> Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                                 Six months ended          Three months ended
                                     June 30,                 June 30,
                                 1995        1994          1995          1994
INTEREST INCOME:
Interest and fees on loans    $12,041,493  $9,004,749     $6,321,581  $4,723,000
Interest on investment
  securities:
   Taxable                      2,141,339   1,297,745      1,074,216     685,985
   Non-taxable                     94,174      92,348         46,874      44,521
Other interest income              78,994     113,510         15,971      82,673
  Total interest income        14,356,000  10,508,352      7,458,462   5,536,179

INTEREST EXPENSE:
Interest on deposits            5,847,032   3,719,095      3,096,086   1,972,499
Interest on short-term
  borrowings                      193,471      61,399         72,077      19,482
Interest on long-term debt        293,494     218,505        184,735     109,746
  Total interest expense        6,333,997   3,998,999      3,352,898   2,101,727

Net interest income             8,022,003   6,509,353      4,105,564   3,434,452
Provision for loan losses         249,500     230,000        115,000     180,000
Net interest income after
  provision for loan losses     7,772,503   6,279,353      3,990,564   3,254,452

NONINTEREST INCOME:
Trust income                      103,377      66,422         55,569      21,964
Service charges on deposit
  accounts                        761,305     800,340        396,814     416,503
Commissions and fees              287,375     277,182        139,527     135,799
Gains on the sales of
  mortgage loans                  127,655     256,727         79,316     105,015
Investment securities gains        36,884     272,384         36,884     272,384
Other operating income            103,626      94,762         40,368      47,545
  Total noninterest income      1,420,222   1,767,817        748,478     999,210
NONINTEREST EXPENSE:
Salaries and employee
  benefits                      3,428,032   2,916,945      1,784,434   1,500,898
Net occupancy expense             479,378     437,369        240,011     225,486
Equipment expense                 485,395     493,416        240,408     250,802
Other operating expense         2,199,521   2,060,978      1,179,008   1,071,134
  Total noninterest expense     6,592,326   5,908,708      3,443,861   3,048,320
Income before income taxes      2,600,399   2,138,462      1,295,181   1,205,342
Provision for income taxes        912,995     718,144        451,527     421,075
  Net income                   $1,687,404  $1,420,318     $  843,654  $  784,267

Net income per share           $     1.33  $     1.12     $     0.66  $     0.62
Weighted average number of
  shares outstanding            1,270,210   1,268,735      1,270,210   1,270,210

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                              Six months ended
                                                                  June, 30
                                                             1995          1994
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
 Net income                                               $1,687,404    $1,420,318
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Accretion and amortization of investment securities         35,304       255,308
  Depreciation of premises and equipment                     484,166       475,556
  Amortization of intangible assets                          151,214       145,128
  Provision for loan losses                                  249,500       230,000
  Gains on sales of investment securities                    (36,884)     (272,384)
  Gains on sales of mortgage loans                          (127,655)     (256,727)
  Gains on sales of premises and equipment                   (20,530)      (10,440)
  Change in interest receivable                             (115,374)     (688,907)
  Change in prepaid expenses                                 283,646       207,366
  Change in income taxes payable                             192,580        51,920
  Change in deferred taxes                                   242,513       198,589
  Change in interest payable                                 234,165       (21,201)
  Change in accrued expenses                                 (92,479)       69,610
  Origination of mortgage loans held for sale             (5,483,705)  (13,047,325)
  Proceeds from sales of mortgage loans held for sale      5,626,443    11,749,895
    Net cash provided by operating activities              3,310,308       506,706

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity               0    (5,725,192)
  Proceeds from maturities of investment
    securities held-to-maturity                            5,293,525     4,122,061
  Purchase of investment securities available-for-sale      (910,200)  (13,253,572)
  Proceeds from sales of investment securities
    available-for-sale                                     2,286,575     1,271,866
  Proceeds from maturities of investment
    securities available-for-sale                            761,498     2,564,103
  Net change in loans                                    (27,809,175)  (16,023,897)
  Capital expenditures                                    (1,768,237)   (1,159,942)
  Proceeds from sale of premises and equipment                59,934        12,200
  Other, net                                                (613,007)     (881,088)
    Net cash used for investing activities               (22,699,087)  (29,073,461)

Cash flows from financing activities:
  Net change in deposits                                  30,676,758    32,193,008
  Net change in federal funds purchased                   (4,161,168)      592,197
  Net change in short-term borrowings                     (4,823,162)     (267,383)
  Net change in long-term debt                            10,000,000             0
  Sale of common stock                                             0       221,600
  Net change in ESOP borrowings                               63,875             0
  Cash dividends paid                                       (457,276)     (393,764)
    Net cash provided by financing activities             31,299,027    32,345,658
Net change in cash and cash equivalents                   11,910,248     3,778,903

Cash and cash equivalents at January 1                    19,937,551    26,864,974
Cash and cash equivalents at June 30                     $31,847,799   $30,643,877

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1: BASIS OF PRESENTATION

        The accompanying consolidated financial statements are unaudited; however,such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1994.

        The results of operations for the three and six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

        For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

NOTE 2: RESERVE FOR LOAN LOSSES

         Transactions to the reserve for loan losses for the six months ended June 30, 1995 and 1994 are summarized as follows:

                                                  1995           1994
        Balance, beginning of year            $2,795,941     $2,361,656
        Provision charged to operations          249,500        230,000
        Recoveries of charged-off loans           49,144         41,441
        Loans charged off                       (205,423)      (201,336)
                                              $2,889,162     $2,431,761

NOTE 3: NONPERFORMING ASSETS

        The following is a summary of nonperforming assets at June 30, 1995 and 1994. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

               ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


                                                1995         1994
        Nonaccrual loans                    $  746,218     $430,265
        Loans past due ninety days or more     672,880       58,249
        Other real estate owned                 50,000       26,867
        Total nonperforming assets          $1,469,098     $515,381


NOTE 4: INCOME TAXES

        The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial
        Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:


                                                 1995           1994
        Deferred tax liabilities:

        Tax depreciation over book            ($489,691)     ($506,300)
        Net unrealized gain SFAS 115            (93,433)      (342,651)
        Other, net                             (131,830)       (21,729)
        Total deferred tax liabilities         (714,954)      (870,680)

        Deferred tax assets:
        Allowance for loan losses               678,378        456,347
        Deferred loan fees and costs            225,574        195,557
        Deferred compensation                   165,617              0
        Other, net                              115,335        134,235
        Total deferred tax liabilities        1,184,904        786,139

        Net deferred tax asset (liability)     $469,950       ($84,541)

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 5: LONG-TERM DEBT

        Long-term debt at June 30 is summarized as follows:

                                                       1995         1994
        Parent Company:

        8.60% subordinated notes due in 2003 <F2>  $ 5,000,000   $5,000,000

        Subsidiaries:

        6.08% Federal Home Loan Bank advance due
          in 2000                                    5,000,000            0
        7.21% Federal Home Loan Bank advance due
          in 2005                                    5,000,000            0
        Total long-term debt                       $15,000,000   $5,000,000

        <F2>  Debt qualifies for inclusion in the determination of total capital under the Risk-Based Capital Guidelines.


The principal maturity of long-term debt for the next five years subsequent to June 30, 1995 is $5,000,000 in 2000.

NOTE 6: PER SHARE DATA

        Earnings per share are computed by dividing net income for each period by the weighted average number of shares outstanding during each period. The effect of outstanding stock options is not material to the weighted average number of common shares outstanding or earnings per share and has not been included in the calculation.

NOTE 7: OTHER MATTERS

        At June 30, 1995, outstanding standby letters of credit totaled $623,000. At June 30, 1995 and 1994, the Corporation paid interest of $6,099,832 and $4,020,200 respectively. The Corporation paid income taxes of $477,903 during the second quarter of 1995 and $467,635 during the same period in 1994.

Management's Discussion and Analysis

Net Income

   Net income for the second quarter of 1995 was $843,654, an increase of $59,387 or 7.6% from the $784,267 for the same period in 1994. Net income per share for the second quarter increased 7.6% from $0.62 in 1994 to $0.66 in 1995. Excluding securities gains, net income increased $210,107 or 34.5%. The primary factors affecting this increase were an increase of $671,112 in net interest income and a decrease in the provision for loan losses of $65,000. These positive factors were partially offset by a decrease of $250,732 in noninterest income and increases in noninterest expense of $395,541 and the provision for income taxes of $30,452.

   Net income for the six months ended June 30, 1995 was $1,687,404, an increase of $267,086 or 18.8% from the $1,420,318 for the same period in 1994. Net income per share for this period increased 18.7% from $1.12 in 1994 to $1.33 in 1995. Excluding securities gains, net income increased $417,806 or 33.5%. The primary factor affecting this increase was an increase of $1,512,650 in net interest income. This positive factor was partially offset by a decrease of $347,595 in noninterest income and increases in noninterest expense of $683,618, the provision for loan losses of $19,500, and the provision for income taxes of $194,851.

   Annualized return on average total assets for the second quarter of 1995 was 0.92% compared with 0.98% in 1994. For the six months ended June 30, 1995, annualized return on average total assets was 0.94% compared with 0.92% in 1994. Annualized return on average stockholders' equity for the second quarter of 1995 was 12.35% compared with 12.86% in 1994. For the six months ended June 30, 1995, annualized return on average stockholders' equity was 12.54% compared with 11.81% for the same period in 1994.


Net Interest Income

   Net interest income, the major component of the Corporation's net income, was $4,105,564 for the second quarter of 1995, an increase of $671,112 or 19.5% from the $3,434,452 reported for the same period in 1994. This increase was primarily attributable to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.78% in 1994 to 4.92% in 1995. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth.

   Interest income increased $1,922,283 or 34.7% for the three months ended June 30, 1995 compared with the same period in 1994. The increase was due to an increase in the volume of earning assets and the yield on earning assets which increased from 7.69% in 1994 to 8.92% in 1995. Average loans increased $39.0 million or 17.7% and average investment securities increased $10.8 million or 17.5% for the second quarter of 1995 compared with the same period in 1994. Average interest earning assets represented 91.0% of average total assets during the second quarter of 1995 compared with 90.3% in 1994. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 76.2% in 1994 to 77.3% in 1995.

   Interest expense increased $1,251,171 or 59.5% for the three months ended June 30, 1995 compared with the same period in 1994. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased $37.6 million or 15.6% for the second quarter of 1995 compared with the same period in 1994. The rate paid on average interest-bearing liabilities increased from 3.49% for the three months ended June 30, 1994 to 4.82% in 1995. Average interest-bearing liabilities represented 83.0% of funding sources during the second quarter of 1995 compared with 83.3% in 1994.

   For the six months ended June 30, 1995, net interest income increased $1,512,650 or 23.2% from the same period in 1994. The primary reason for this increase was the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.71% for the first six months of 1994 to 4.94% for the same period in 1995. The increase in net yield during the six month period primarily reflects the Corporation's favorable position during a period of rising interest rates. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth.

   Interest income increased $3,847,648 or 36.6% for the six months ended June 30, 1995 compared with the same period in 1994. The increase was due to an increase in the yield of earning assets which increased from 7.58% in 1994 to 8.81% in 1995. Average loans increased $35.5 million or 16.4% and average investment securities increased $14.8 million or 24.5% for the six months ended June 30, 1995 compared with the same period in 1994. Average interest-earning assets represented 91.3% of average total assets during the six months ended June 30, 1995 versus 90.2% in 1994. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 76.9% in 1994 to 76.4% in 1995.

   Interest expense increased $2,334,998 or 58.4% for the six months ended June 30, 1995 compared with the same period in 1994. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased $38.8 million or 16.4% for the six months ended June 30, 1995 compared with the same period in 1994. The rate paid on average interest-bearing liabilities increased from 3.41% for the six months ended June 30, 1994 to 4.64% in 1995. Average interest-bearing liabilities represented 83.6% of funding sources during the six months ended June 30, 1995 compared with 84.3% in 1994.

Provision for Loan Losses

   A $115,000 provision for loan losses was made during the second quarter of 1995 compared with a provision of $180,000 in 1994. The provision for loan losses was lower during the second quarter of 1995 primarily due to lower net charge-offs realized during 1995. The provision for loan losses for the six months ended June 30, 1995 was $249,500 versus $230,000 for the same period in 1994. The slight increase in the provision for loan losses for the six months ended June 30, 1995 was primarily due to loan growth since credit quality measures remain favorable.

   At June 30, 1995 and 1994 the ratio of annualized net charge-offs to average loans was 0.13% and 0.15%, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.55% at June 30, 1995 compared with 0.23% at June 30, 1994.

   The reserve for loan losses at June 30, 1995 represented 1.09% of total loans outstanding compared with 1.18% at December 31, 1994. Based on the current evaluation of the loan portfolio, management believes the reserve at June 30 is adequate to cover potential losses in the portfolio.


Noninterest Income

   Noninterest income for the second quarter of 1995 decreased $250,732 or 25.1% from the same period in 1994. Noninterest income before investment securities gains for the second quarter of 1995 decreased $15,232 or 2.1% from the same period in 1994. The primary reason for this decrease was a decline in gains on sales of mortgage loans of $25,699 or 24.5%. Service charges on deposit accounts decreased $19,689 or 4.7%.

   Noninterest income for the six months ended June 30, 1995 decreased $347,595 or 19.7% from the same period in 1994. Noninterest income before investment securities gains for the six months ended June 30, 1995 decreased $112,095 or 7.5% from the same period in 1994. The primary reason for this decrease was a decline in gains on sales of mortgage loans of $129,072 or 50.3%. Service charges on deposit accounts decreased $39,035 or 4.9%.

   Gains on sales of mortgage loans decreased during 1995 primarily due to lower refinancing activity. Service charges on deposit accounts were lower in 1995 primarily because of a higher interest rate environment and stable prices.

   During the second quarter of 1994, the Corporation received common stock in a publicly traded company in exchange for certain securities of unknown value that it had previously received by order of the U.S. Bankruptcy Court in lieu of debt charged-off in 1990. An orderly sale of the stock over time resulted in the Corporation making a substantial recovery of the funds charged-off. During the second quarter of 1994, the Corporation realized a before tax gain of approximately $275,000 from the sale of a portion of these securities.

Noninterest Expense

   Noninterest expense for the second quarter of 1995 increased $395,541 or 13.0% from the same period in 1994. For the six months ended June 30, 1995, noninterest expense increased $683,618 or 11.6% from the same period in 1994. These increases were primarily the result of increased salaries and employee benefits caused by the significant growth of the Corporation during the last year. Also, the FDIC insurance assessment increased $35,675 or 11.5% from the first six months of 1994 to $347,162.

Income Taxes

   The provision for income taxes for the second quarter of 1995 increased $30,452 or 7.2% from the same period in 1994. For the six months ended June 30, 1995, the provision increased $194,851 or 27.1% from the same period in 1994. The provision for income taxes increased in 1995 primarily due to higher income before taxes since tax rates remained approximately the same as 1994.

Financial Position

   For the second quarter of 1995, average total assets increased 15.0% while average deposits increased 13.1% from the second quarter of 1994. For the six months ended June 30, 1995, average total assets increased 15.7% while average deposits increased 14.9 % from the same period in 1994. Due to the seasonal nature of the Myrtle Beach and Hilton Head Island market areas, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. Thus, the Corporation historically has a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks, a line of credit with the Federal Home Loan Bank, and a seasonal borrowing privilege from the Federal Reserve Bank.

   During the second quarter of 1995, the Corporation utilized long-term advances from the Federal Home Loan Bank ("FHLB") as part of its funding strategy. FHLB advances totaled $10,000,000 at June 30, 1995 versus none at June 30, 1994.

   The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first six months of 1995 being 7.5% versus 7.8% for the same period in 1994. At June 30, 1995, the total risk-based capital ratio was 12.6% compared with 13.5% at December 31, 1994. The leverage ratio at June 30, 1995 was 6.8% compared with 6.9% at December 31, 1994.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

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


Date:  August 7, 1995