Form 10-Q
period 1995-09-30
ANCHOR FINANCIAL CORP
filed 1995-11-14
CIK 741561

FORM 10-Q



                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549



                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995     Commission file number 0-13759



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

Yes  X     No


	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class 			   Outstanding at November 10, 1995
  (Common stock, $6.00 par value)                    2,540,420

                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     PAGE NO.

Part I - Financial Information

	Consolidated balance sheet - September 30, 1995
        and December 31, 1994                                           1

	Consolidated statement of income - three months
	and nine months ended September 30, 1995 and 1994		2

	Consolidated statement of cash flows -
	nine months ended September 30, 1995 and 1994			3

	Notes to consolidated financial statements			4-7

	Management's Discussion and Analysis of
	Financial Condition and Results of Operation			8-11

Part II - Other Information

        Item 1 - Legal Proceedings                                      12
        Item 2 - Changes in Securities                                  12
        Item 3 - Defaults Upon Senior Securities                        12
        Item 4 - Submission of Matters to a Vote
                  of Security-Holders                                   12
        Item 5 - Other Information                                      12
        Item 6 - Exhibits and Reports on Form 8-K                       12

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                        September 30,   December 31,
                                                            1995            1994
                                                         (Unaudited)         <F1>
Assets
Cash and due from banks                         	$16,937,039     $18,838,551
Interest-bearing balances due from banks                     99,000          99,000
Federal funds sold                                       14,425,000       1,000,000
Investment securities:
    Held-to-maturity, at amortized cost (fair
     value of $32,881,489 in 1995 and $33,949,605
     in 1994)                                            32,924,483      35,012,480
    Available-for-sale, at fair value (amortized
     cost of $52,407,146 in 1995 and $45,031,822
     in 1994)                                            52,637,509      44,066,796
        Total investment securities                      85,561,992      79,079,276

Loans                                                   263,714,420     236,801,927
    Less - unearned income                                  (26,171)        (30,651)
         - reserve for loan losses                       (2,915,985)     (2,795,941)
        Net loans                                       260,772,264     233,975,335

Premises and equipment                                   13,642,829      11,666,522
Other assets                                              7,029,456       7,208,278
            Total assets                               $398,467,580    $351,866,962

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
     Demand deposits                                   $ 64,618,740    $ 52,730,429
     NOW and Money Market accounts                      172,358,332     155,753,241
     Time deposits $100,000 and over                     24,625,793      20,320,349
     Other time and savings deposits                     88,519,602      79,404,398
             Total deposits                             350,122,467     308,208,417
     Federal funds purchased and securities sold
      under agreements to repurchase                        765,942       4,896,099
     Other short-term borrowings                          2,290,426       7,098,089
     Long-term debt                                      15,000,000       5,000,000
     Other liabilities                                    2,675,950       1,889,739
             Total liabilities                          370,854,785     327,092,344
 Stockholders' Equity:
   Common stock, $6 00 par value; 4,000,000 shares
    authorized; shares issued and outstanding -
    2,540,420 in 1995 and 1994                           15,242,520      15,242,520
   Surplus                                                8,479,858       8,479,858
   Retained earnings                                      4,644,112       2,696,267
   Unrealized gains (losses) on investment
    securities available-for-sale, net of tax               152,039        (636,918)
   Unearned ESOP shares                                    (905,734)     (1,007,109)
             Total stockholders' equity                  27,612,795      24,774,618
             Total liabilities and
              stockholders' equity                     $398,467,580    $351,866,962

<F1>	Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                   Nine months ended              Three months ended
                                     September 30,                   September 30,
                                1995             1994             1995          1994
INTEREST INCOME:
Interest and fees on loans    $18,550,502     $13,945,750      $6,509,009    $4,941,001
Interest on investment
  securities:
   Taxable                      3,261,802       2,317,155       1,120,463     1,019,410
   Non-taxable                    141,624         135,168          47,450        42,820
Other interest income             346,828         355,644         267,834       242,134
  Total interest income        22,300,756      16,753,717       7,944,756     6,245,365
INTEREST EXPENSE:
Interest on deposits            9,135,728       6,087,291       3,288,696     2,368,196
Interest on short-term
  borrowings                      229,804          79,147          36,333        17,748
Interest on long-term debt        572,687         329,033         279,193       110,528
  Total interest expense        9,938,219       6,495,471       3,604,222     2,496,472

Net interest income            12,362,537      10,258,246       4,340,534     3,748,893
Provision for loan losses         455,500         690,000         206,000       460,000
Net interest income after
  provision for loan losses    11,907,037       9,568,246       4,134,534     3,288,893

NONINTEREST INCOME:
Trust income                      160,631         163,399          57,254        96,977
Service charges on deposit
  accounts                      1,127,199       1,165,874         365,894       365,534
Commissions and fees              492,190         468,171         204,815       190,989
Gains on the sales of
  mortgage loans                  200,867         351,109          73,212        94,382
Investment securities gains        36,884       1,676,844               0     1,404,460
Other operating income            157,665         131,455          54,039        36,693
  Total noninterest income      2,175,436       3,956,852         755,214     2,189,035

NONINTEREST EXPENSE:
Salaries and employee
  benefits                      5,316,075       4,502,568       1,888,043     1,585,623
Net occupancy expense             749,985         689,802         270,607       252,433
Equipment expense                 761,889         752,858         276,494       259,442
Other operating expense         3,189,106       3,063,424         989,585     1,002,446
  Total noninterest expense    10,017,055       9,008,652       3,424,729     3,099,944

Income before income taxes      4,065,418       4,516,446       1,465,019     2,377,984
Provision for income taxes      1,431,661       1,569,926         518,666       851,782
Net income                     $2,633,757      $2,946,520      $  946,353    $1,526,202

Net income per share           $     1.04      $     1.16      $     0.37    $     0.60
Weighted average number of
  shares outstanding            2,540,420       2,538,464       2,540,420     2,540,420

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                           Nine months ended
                                                             September, 30
                                                          1995          1994
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
 Net income                                            $2,633,757    $2,946,520
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Accretion and amortization of investment securities      58,716       349,688
  Depreciation of premises and equipment                  744,355       721,462
  Amortization of intangible assets                       241,926       203,984
  Provision for loan losses                               455,500       690,000
  Gains on sales of investment securities                 (36,884)   (1,676,845)
  Gains on sales of mortgage loans                       (200,867)     (351,109)
  Gains on sales of premises and equipment                (21,730)      (10,955)
  Change in interest receivable                            (2,944)     (604,298)
  Change in prepaid expenses                              270,708        20,730
  Change in income taxes payable                           42,832       441,906
  Change in deferred taxes                                237,587      (357,767)
  Change in interest payable                              226,531       (31,571)
  Change in accrued expenses                               83,838       694,265
  Origination of mortgage loans held for sale          (9,677,155)  (17,899,233)
  Proceeds from sales of mortgage loans held for sale  10,385,880    17,409,849
    Net cash provided by operating activities           5,442,050     2,546,626

Cash flows from investing activities:
 Purchase of investment securities held-to-maturity    (3,980,698)   (9,573,591)
 Proceeds from maturities of investment
   securities held-to-maturity                          5,943,525     5,122,061
 Purchase of investment securities available-
   for-sale                                           (13,489,344)  (33,109,546)
 Proceeds from sales of investment securities
   available-for-sale                                   2,286,575     6,675,913
 Proceeds from maturities of investment
  securities available-for-sale                         3,930,783     3,783,865
 Net change in loans                                  (27,760,287)  (22,688,609)
 Capital expenditures                                  (2,761,091)   (1,333,881)
 Proceeds from sale of premises and equipment              62,159        14,200
 Other, net                                              (541,876)     (643,781)
    Net cash used for investing activities            (36,310,254)  (51,753,369)

Cash flows from financing activities:
 Net change in deposits                                41,914,051    44,821,794
 Net change in federal funds purchased                 (4,130,158)      374,829
 Net change in short-term borrowings                   (4,807,664)     (199,824)
 Net change in long-term debt                          10,000,000             0
 Sale of common stock                                           0       221,600
 Net change in ESOP borrowings                            101,375             0
 Cash dividends paid                                     (685,912)     (596,997)
    Net cash provided by financing activities          42,391,692    44,621,402

Net change in cash and cash equivalents                11,523,488    (4,585,341)
Cash and cash equivalents at January 1                 19,937,551    26,864,974
Cash and cash equivalents at September 30             $31,461,039   $22,279,633

The accompanying notes to consolidated financial statements are an integral part of these statements.

                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1:	BASIS OF PRESENTATION

	The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation and its subsidiaries (the "Corporation") for the periods presented. A summary of the Corporation's significant accounting policies is set forth in
        Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1994.

	The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

	For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold.
        Generally, federal funds are purchased and sold for one-day periods.

        On August 14, 1995, the Board of Directors of the Corporation approved a two-for-one stock split payable on September 29, 1995 to shareholders of record on September 1, 1995. All financial statement information presented in this report has been restated to reflect the two-for-one stock split.


NOTE 2:	RESERVE FOR LOAN LOSSES

	Transactions to the reserve for loan losses for the nine months ended September 30, 1995 and 1994 are summarized as follows:

                                                   1995                1994
        Balance, beginning of year              $2,795,941         $2,361,656
        Provision charged to operations            455,500            690,000
        Recoveries of charged off loans             60,275             77,910
        Loans charged off                         (395,731)          (425,643)
                                                $2,915,985         $2,703,923



                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3:	NONPERFORMING ASSETS

        The following is a summary of nonperforming assets at September 30, 1995 and 1994. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.


                                                        1995            1994
        Nonaccrual loans                            $  407,909        $461,638
        Loans past due ninety days or more              39,008         220,417
        Other real estate owned                          6,500         152,038
        Total nonperforming assets                  $  453,417        $834,093

NOTE 4:	INCOME TAXES

	The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet as of September 30, are as follows:

                                                    1995                     1994
        Deferred tax liabilities:

        Tax depreciation over book               ($499,063)               ($530,450)
        Net unrealized gain SFAS 115               (79,966)                       0
        Other, net                                (151,839)                 (39,390)
        Total deferred tax liabilities            (730,868)                (569,840)

        Deferred tax assets:

        Allowance for loan losses                  687,819                  555,154
        Deferred loan fees and costs               244,466                  207,589
        Deferred compensation                      167,487                        0
        Net unrealized loss SFAS 115                     0                  173,920
        Other, net                                 105,972                  134,736
        Total deferred tax assets                1,205,744                1,071,399

        Net deferred tax asset                    $474,876                 $501,559


                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



NOTE 5: LONG-TERM DEBT

        Long-term debt at September 30 is summarized as follows:

                                                          1995          1994
        Parent Company:

        8.60% subordinated notes due in 2003 <F2>       $5,000,000   $5,000,000

        Subsidiaries:

        6.08% Federal Home Loan Bank advance due
                in 2000                                  5,000,000            0
        7.21% Federal Home Loan Bank advance due
                in 2005                                  5,000,000            0

        Total long-term debt                           $15,000,000   $5,000,000


<F2>    Debt qualifies for inclusion in the determination of
        total capital under the Risk-Based Capital Guidelines.

        The principal maturity of long-term debt for the next five years subsequent to September 30, 1995 is $5,000,000 in 2000.


NOTE 6: PER SHARE DATA

	Earnings per share are computed by dividing net income for each period by the weighted average number of shares outstanding during each period. The effect of outstanding stock options is not material to the weighted average number of common shares outstanding or earnings per share and has not been included in the calculation.


NOTE 7: IMPAIRED LOANS

        Effective January 1, 1995, the Corporation adopted SFAS No. 114, which requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The Corporation defines impaired loans as nonaccrual commercial loans. The adoption of SFAS No. 114 did not have a material effect on the Corporation's financial position or operating results. In addition, adopting SFAS No. 114 had no impact on the overall reserve for loan losses and did not affect the Corporation's charge-off or income recognition policies.

NOTE 8: OTHER MATTERS

        At September 30, 1995, outstanding standby letters of credit totaled $237,451.

        For the nine months ended September 30, 1995 and 1994, the Corporation paid interest of $9,711,687 and $6,527,042 respectively. The Corporation paid income taxes of $1,151,242 during the first nine months of 1995 and $1,485,787 during the same period in 1994.

                       Management's Discussion and Analysis


Net Income

	Net income for the third quarter of 1995 was $946,353, a decrease of $579,849 or 38.0% from the $1,526,202 for the same period in 1994. Net income per share for the third quarter decreased 38.0% from $0.60 in 1994 to $0.37 in 1995. Excluding securities gains, net income increased $319,005 or 35.5%.

	The primary factors affecting the increase in net income excluding securities gains were an increase of $591,641 in net interest income and decreases in the provision for loan losses of $254,000 and the provision for income taxes of $333,116. Excluding securities gains, these positive factors were partially offset by a decrease of $29,361 in noninterest income and an increase in noninterest expense of $324,785.

	Net income for the nine months ended September 30, 1995 was $2,633,757, a decrease of $312,763 or 10.6% from the $2,946,520 for the same period in 1994. Net income per share for this period decreased 10.7% from $1.16 in 1994 to $1.04 in 1995. Excluding securities gains, net income increased $736,811 or 68.7%.

	The primary factor affecting the increase in net income excluding securities gains was an increase of $2,104,291 in net interest income and decreases in the provision for loan losses of $234,500 and the provision for income taxes of $138,265. Excluding securities gains, these positive factors were partially offset by a decrease of $141,456 in noninterest income and an increase in noninterest expense of $1,008,403.

	On August 14, 1995, the Board of Directors of Anchor Financial Corporation (the "Corporation") approved a two-for-one stock split payable on September 29, 1995 to shareholders of record on September 1, 1995. Prior to the two-for-one split, the Corporation had 4,000,000 shares of common stock authorized, $6.00 par value per share, of which 1,270,210 shares were issued and outstanding, and 136,786 shares were subject to options. After the two-for-one stock split, the Corporation has 4,000,000 shares of common stock authorized, $6.00 par value per share, of which 2,540,420 shares are issued and outstanding, and 273,572 shares are subject to options. All financial statement information presented in this report has been restated to reflect the two-for-one stock split.

	Annualized return on average total assets for the third quarter of 1995 was 0.95% compared with 1.72% in 1994. For the nine months ended September 30, 1995, annualized return on average total assets was 0.94% compared with 1.21% in 1994. Annualized return on average stockholders' equity for the third quarter of 1995 was 13.38% compared with 23.73% in 1994. For the nine months ended September 30, 1995, annualized return on average stockholders' equity was 12.83% compared with 15.93% for the same period in 1994.

Net Interest Income

	Net interest income, the major component of the Corporation's net income, was $4,340,534 for the third quarter of 1995, an increase of $591,641 or 15.8% from the $3,748,893 reported for the same period in 1994. This increase was primarily attributable to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.67% in 1994 to 4.79% in 1995. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth.

	Interest income increased $1,699,391 or 27.2% for the three months ended September 30, 1995 compared with the same period in 1994. The increase was due to an increase in the volume of earning assets and the yield on earning assets which increased from 7.77% in 1994 to 8.74% in 1995. Average loans increased $43.7 million or 19.8% and average investment securities decreased slightly during the third quarter of 1995 compared with the same period in 1994. Average interest earning assets represented 91.3% of average total assets during the third quarter of 1995 compared with 91.0% in 1994. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 68.9% in 1994 to 73.0% in 1995.

	Interest expense increased $1,107,750 or 44.4% for the three months ended September 30, 1995 compared with the same period in 1994. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased
$33.4 million or 12.6% for the third quarter of 1995 compared with the same period in 1994. The rate paid on average interest-bearing liabilities increased from 3.75% for the three months ended September
30, 1994 to 4.80% in 1995. Average interest-bearing liabilities represented 82.2% of funding sources during the third quarter of 1995 compared with 82.6% in 1994.

	For the nine months ended September 30, 1995, net interest income increased $2,104,291 or 20.5% from the same period in 1994. The primary reason for this increase was the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.69% for the first nine months of 1994 to 4.88% for the same period in 1995. The increase in net yield during the nine month period primarily reflects the Corporation's favorable position during a period of rising interest rates. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth.

	Interest income increased $5,547,039 or 33.1% for the nine months ended September 30, 1995 compared with the same period in 1994. The increase was due to an increase in the yield on earning assets which increased from 7.65% in 1994 to 8.79% in 1995. Average loans increased $38.2 million or 17.6% and average investment securities increased $9.7 million or 14.5% for the nine months ended September 30, 1995 compared with the same period in 1994. Average interest-earning assets represented 91.3% of average total assets during the nine months ended September 30, 1995 versus 90.5% in 1994. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 74.0% in 1994 to 75.2% in 1995.

	Interest expense increased $3,442,748 or 53.0% for the nine months ended September 30, 1995 compared with the same period in 1994. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased $37.0 million or 15.0% for the nine months ended September 30, 1995 compared with the same period in 1994. The rate paid on average interest-bearing liabilities increased from 3.53% for the nine months ended September 30, 1994 to 4.70% in 1995. Average interest-bearing liabilities represented 83.2% of funding sources during the nine months ended September 30, 1995 compared with 83.6% in 1994.

Provision for Loan Losses

	A $206,000 provision for loan losses was made during the third quarter of 1995 compared with a provision of $460,000 in 1994. The provision for loan losses for the nine months ended September 30, 1995 was $455,500 versus $690,000 for the same period in 1994. The provision for loan losses was lower for each period primarily due to lower net charge-offs realized during 1995 and a lower percentage of nonperforming loans.

	At September 30, 1995 and 1994 the ratio of annualized net charge-offs to average loans was 0.18% and 0.21%, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.17% at September 30, 1995 compared with 0.37% at September 30, 1994.

	The reserve for loan losses at September 30, 1995 represented 1.11% of total loans outstanding compared with 1.18% at December 31, 1994.
Based on the current evaluation of the loan portfolio, management believes the reserve at September 30 is adequate to cover potential losses in the portfolio.

Noninterest Income

	Noninterest income for the third quarter of 1995 decreased $1,433,821 or 65.5% from the same period in 1994. Noninterest income excluding investment securities gains for the third quarter of 1995 decreased $29,361 or 3.7% from the same period in 1994. The primary reasons for this decrease were declines in gains on sales of mortgage loans of $21,170 or 22.4% and trust income of $39,723 or 41.0%.

	Noninterest income for the nine months ended September 30, 1995 decreased $1,781,416 or 45.0% from the same period in 1994.
Noninterest income excluding investment securities gains for the nine months ended September 30, 1995 decreased $141,456 or 6.2% from the same period in 1994. The primary reason for this decrease was a decline in gains on sales of mortgage loans of $150,242 or 42.8%. Service charges on deposit accounts decreased $38,675 or 3.3%.

	Gains on sales of mortgage loans decreased during 1995 primarily due to lower refinancing activity. Service charges on deposit accounts were lower in 1995 primarily because of a higher interest rate environment and stable prices.

	During the second quarter of 1994, the Corporation received common stock in a publicly traded company in exchange for certain securities of unknown value that it had previously received by order of the U.S. Bankruptcy Court in lieu of debt charged-off in 1990. An orderly sale of the stock over time resulted in the Corporation making a substantial recovery of the funds charged-off. During the third quarter of 1994, the Corporation realized a before tax gain of approximately $1,444,000 from the sale of a portion of these securities. The total realized gain on these securities before taxes was $1,719,038 for the nine months ended September 30, 1994.

Noninterest Expense

	Noninterest expense for the third quarter of 1995 increased $324,785 or 10.5% from the same period in 1994. For the nine months ended
September 30, 1995, noninterest expense increased $1,008,403 or 11.2% from the same period in 1994.

	These increases were primarily the result of increased salaries and employee benefits, occupancy expense, and other operating expense caused by the significant growth of the Corporation during the last year. The Federal Deposit Insurance Corporation reduced the insurance premium from $0.23 per $100 of deposits to $0.04 per $100 of deposits, effective June 1, 1995. The Corporation received a refund of approximately $195,000 for premiums it had paid in 1995.

Income Taxes

	The provision for income taxes for the third quarter of 1995 decreased $333,116 or 39.1% from the same period in 1994. For the nine months ended September 30, 1995, the provision decreased $138,265 or 8.8% from the same period in 1994. The provision for income taxes decreased in 1995 primarily due to lower income before taxes since tax rates remained approximately the same as 1994.

Financial Position

	For the third quarter of 1995, average total assets increased 12.6% while average deposits increased 9.8% from the third quarter of 1994.
For the nine months ended September 30, 1995, average total assets increased 14.6% while average deposits increased 13.0 % from the same period in 1994.

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

	The Corporation utilizes long-term advances from the Federal Home Loan Bank ("FHLB") as part of its funding strategy. FHLB advances totaled $10,000,000 at September 30, 1995 versus none at September 30, 1994.

	The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first nine months of 1995 being 7.4% versus 7.6% for the same period in 1994. At September 30, 1995, the total risk-based capital ratio was 12.9% compared with 13.5% at December 31, 1994. The leverage ratio at September 30, 1995 was 6.6% compared with 6.9% at December 31, 1994.

	PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

        There are no material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES

        None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a)   27  Financial Data Schedule (for SEC purposes only)

        (b) A report on Form 8-K dated August 14, 1995 was filed with the Securities and Exchange Commission on August 14, 1995. On August 14, 1995, the Board of Directors of Anchor Financial Corporation (the "Corporation") approved a two-for-one stock split payable on September 29, 1995 to shareholders of record on September 1, 1995.

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





Date :  November 10, 1995