Form 10-K
period 1995-12-31
ANCHOR FINANCIAL CORP
filed 1996-03-27
CIK 741561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission File Number 0-13759


                          ANCHOR FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   Incorporated in the State of South Carolina
                  IRS Employer Identification Number 57-0778015
               Address: 2002 Oak Street, Myrtle Beach, S.C. 29577
                             Telephone:(803)448-1411



        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK - $6.00 PAR VALUE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 1, 1996, the Corporation had 2,551,595 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $51,669,799, based on the market price of $20.25 per share on March 1, 1996.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1995 Annual Report to Stockholders of the Corporation are incorporated herein by reference in response to Part I and Part II. Portions of the Proxy Statement dated March 27, 1996 relating to the Annual Meeting of Stockholders of the Corporation to be held April 24, 1996 are incorporated herein by reference in response to Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Anchor Financial Corporation (the "Corporation") is a registered bank holding company incorporated in 1984 under the laws of the State of South Carolina. The purpose for incorporation was to acquire The Anchor Bank ("ABSC") and to invest in other bank related businesses. The Corporation provides its customers with banking services through its subsidiaries, ABSC and The Anchor Bank of North Carolina ("ABNC") (collectively the "Bank Subsidiaries"), and data processing services through its subsidiary, Anchor Automated Services, Inc. The Corporation owns 100% of the issued and outstanding stock of the Bank Subsidiaries and Anchor Automated Services, Inc. (collectively the "Subsidiaries").

         The principal role of the Corporation is to supervise and coordinate the activities of its Subsidiaries and to provide them with capital and services of various kinds. The Corporation derives substantially all of its income from dividends from its Subsidiaries. Such dividends are determined on an individual basis, generally in relation to each Subsidiary's earnings, deposit growth and capital position.

BANK SUBSIDIARIES

         Organized in 1974 as a state-chartered bank, The Anchor Bank of Myrtle Beach, Inc. was acquired by the Corporation on June 15, 1984, and subsequently changed its name to The Anchor Bank.

         On December 31, 1993, ABSC merged with 1st Atlantic Bank ("1st Atlantic"), Little River, South Carolina. ABSC survived the merger and the former stockholders of 1st Atlantic became stockholders of the Corporation. On December 31, 1993, the Corporation acquired Topsail State Bank ("Topsail"), Hampstead, North Carolina. The former stockholders of Topsail became stockholders of the Corporation, and Topsail became a wholly-owned subsidiary of the Corporation and operates under the name "The Anchor Bank of North Carolina".

         ABSC accounted for 87% of the Corporation's total consolidated assets as of December 31, 1995, and 90% of total net income for 1995. ABSC conducts its business through thirteen offices in and around Myrtle Beach and Hilton Head Island, South Carolina.

         The primary market area served by ABSC is centered in the City of Myrtle Beach, South Carolina and includes the entire segment of the South Carolina coast known as the Grand Strand which stretches from Pawleys Island to North Myrtle Beach and west to Conway, South Carolina. As previously mentioned, ABSC acquired two offices in Little River and Cherry Grove, South Carolina in the merger with 1st Atlantic which are approximately 20 miles north of Myrtle Beach. In 1994 the Bank opened a branch office in the Crescent Beach section of North Myrtle Beach, South Carolina which is 10 miles north of Myrtle Beach. In 1995, the Bank opened a branch in Mount Pleasant, South Carolina which is approximately 90 miles south of Myrtle Beach. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant amount of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to wide swings in activity between the winter and summer months.

         On July 17, 1995, ABSC formed Anchor Capital Corporation ("ACC"), a non-bank securities brokerage firm, to market non-traditional banking products to customers in all its markets. ACC offers mutual funds, annuities, and other securities.

         For the year ended December 31, 1995, approximately 75% of the revenues of ABSC were derived from interest and fees on loans, 16% from income on investment securities, 1% from temporary investments, 4% from service charges on deposit accounts and 4% from other sources.

         ABNC engages in a general banking business in Pender County, New Hanover County and Onslow County, North Carolina. ABNC accounted for 13% of the Corporation's total consolidated assets as of December 31, 1995, and 17% of total net income for 1995. ABNC operates from its main office in Hampstead, North Carolina and has three branch offices in Wilmington and Jacksonville, North Carolina. ABNC is primarily retail oriented and targets individuals and small to medium-sized businesses located in these market areas.

         For the year ended December 31, 1995, approximately 79% of the revenues of ABNC were derived from interest and fees on loans, 11% from income on investment securities, 1% from temporary investments, 7% from service charges on deposit accounts and 2% from other sources.

         The Subsidiary Banks offer a full range of banking services, including trust services, to both businesses and individuals in their market area. These services include regular and interest checking, money market, savings and time deposit accounts as well as personal and business loans. The Subsidiary Banks also provide automated twenty-four hour banking for the convenience of their customers.

ANCHOR AUTOMATED SERVICES, INC.

         Chartered in July 1985, Anchor Automated Services, Inc. has previously provided data processing services to the Corporation and ABSC, as well as to the public. This subsidiary was inactive for the year ended December 31, 1995.


EMPLOYEES

         At December 31, 1995, the Corporation and its Subsidiaries employed a total of 218 full-time equivalent persons.

COMPETITION

         The Subsidiary Banks face intense competition for deposits from other banks (including super-regional banks), savings and loan associations, federal savings banks and credit unions. In addition, many other companies such as brokerage firms and insurance companies compete for deposits. ABSC's deposits totaled $294.3 million on June 30, 1995. ABSC ranked fourth in market share of deposits with 12.5% in its primary market area. No institution had market share exceeding 20% in this primary market area. The average market share of ABSC in the counties it serves was approximately 12.6% on June 30, 1995.

         ABNC's deposits totaled $45.5 million on June 30, 1995. ABNC ranked third in market share of deposits with 16.6% in its primary market area. Two institutions in that market had market share exceeding 20%. The average market share of ABNC in the counties it serves was approximately 6.2% on June 30, 1995. Competition for loans includes not only the in-state financial institutions and finance companies but also out-of-state banks and finance subsidiaries of major auto companies.

         Reference is made to the Corporation's competitive position as measured in terms of market share of commercial bank deposits on June 30, 1995. Any such reference is intended solely as a method of placing the competition in perspective as of that particular date. Due to the intense competition in the banking business, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

SUPERVISION AND REGULATION

The Corporation

         The Corporation is under the supervisory and regulatory authority granted the Federal Reserve Board of Governors by the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Board may also make examinations of the Corporation and each of its subsidiaries. Under the Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their banking subsidiaries. However, the Act authorizes the Board of Governors to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all the assets of any bank or ownership or control, directly or indirectly, of more than five percent of the voting shares of any such bank. The Act prohibits the Board from approving an application by a registered bank holding company to acquire shares of a bank located outside the state in which the operations of the applicant's banking subsidiaries are principally conducted unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located or the acquisition involves a closed or failed bank, which also requires special regulatory approval.

         The States of South Carolina and North Carolina, where the Corporation currently operates banking subsidiaries, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. South Carolina and North Carolina have enacted regional reciprocal banking acts.

         The Act generally imposes certain limitations on extensions of credit and other transactions by and between banks which are members of the Federal Reserve System and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Further, under Section 106 of the 1970 Amendments to the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

Subsidiary Banks

         The Community Reinvestment Act of 1977 ("CRA") and the related Regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch, to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the subsidiary banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

         In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act recapitalized the Bank Insurance Fund ("BIF"), of which the Subsidiary Banks are members, substantially revised bank regulations, including capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required bank holding companies in certain circumstances to guarantee the capital compliance of their banks. Among other things, FDICIA required the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized," as defined by regulations recently adopted by the Federal Reserve, the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2% of total tangible assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy
Code, the FDIC's claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

         An insured depository institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized. FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         At December 31, 1995, the Subsidiary Banks were "well capitalized," and were not subject to any of the foregoing restrictions.

         FDICIA contains numerous other provisions, including reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy.

         On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("1994 Act"). The 1994 Act provides for nationwide interstate banking and branching with certain limitations. The 1994 Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1995. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

         Pursuant to the 1994 Act, interstate branching will take effect on June 1, 1997, except under certain circumstances. Once a bank has established branches in a host state (a state other than its headquarters state) through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the host state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. The 1994 Act further provides that individual states may opt out of interstate branching. If a state does not opt out of interstate branching prior to May 31, 1997, then a bank in that state may merge with a bank in another state provided that neither of the states have opted out. States may either enact laws opting out of interstate branching before June 1, 1997 or permit interstate merger transactions earlier than June 1, 1997 by statute at their option. A state also may impose conditions on any interstate merger transaction that occurs before June 1, 1997 if the conditions do not discriminate against out-of-state banks, are not preempted by federal law, and do not apply or require performance after May 31, 1997.

         Other  legislative  and  regulatory   proposals  regarding  changes  in
banking, and the regulation of banks, thrifts and other financial institutions, are being considered by the executive branch of the Federal government, Congress and various state governments, including South Carolina and North Carolina. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Subsidiary Banks.

         As a state nonmember bank with deposits insured by the FDIC, ABSC is subject to the supervisory and regulatory authority of the FDIC and the South Carolina State Board of Financial Institutions. ABNC is a state nonmember bank with deposits insured by the FDIC, and subject to the supervisory and regulatory authority of the FDIC and the North Carolina State Banking Commission. The South Carolina State Board of Financial Institutions and the North Carolina Banking Commission regulate all areas of commercial banking operations of state chartered banks under their supervision, including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches and other aspects of operations.


RESEARCH

         The Corporation makes no expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

         Neither the Corporation nor the Subsidiary Banks are dependent upon a single customer or very few customers. The economy of the Corporation's primary market area is however heavily dependent on the tourism industry. Any adverse change in the local tourism market is likely to have an adverse effect on the local economy as well as the business and operations of the Corporation.


ITEM 2.  PROPERTIES

         The main office of ABSC, which also serves as the principal office of the Corporation, is located at 2002 Oak Street, Myrtle Beach, South Carolina. The main office is an approximately 23,000 square foot, multi-story office building that is owned by ABSC. To the limited extent necessary, the Corporation occupies office space owned by ABSC.

         The Subsidiary Banks own the real property for eleven of the branch offices. The Subsidiary Banks own the buildings but lease the land for four branch offices and lease the land and buildings on which two branch offices are located from unaffiliated third parties under long-term leases. None of the properties owned by the Corporation or the Subsidiary Banks are encumbered.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 1995, the Corporation had no material pending legal proceedings or other actions, to which the Corporation or any of its Subsidiaries is a party or of which any of their property is the subject, that are expected to have any material adverse effect on the financial condition or results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Corporation during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

             The  information  appearing  on  the  inside  front  cover  of  the
Corporation's   1995  Annual  Report  to  Stockholders  of  the  Corporation  is
incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information appearing on page 9 of the Corporation's 1995 Annual Report to Stockholders of the Corporation is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information appearing on pages 8 through 21 of the Corporation's 1995 Annual Report to Stockholders of the Corporation is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements and supplementary data, included in the Corporation's 1995 Annual Report to Stockholders at the pages indicated are incorporated herein by reference:

         Consolidated Balance Sheet at December 31, 1995 and 1994          23

         Consolidated Statement of Income for each of the three
          years in the period ended December 31, 1995                      24

         Consolidated Statement of Changes in Stockholders' Equity
          for each of the three years in the period ended
          December 31, 1995                                                25

         Consolidated Statement of Cash Flows for each of the
          three years in the period ended December 31, 1995                26

         Notes to Consolidated Financial Statements                        27-39

         Report of Independent Accountants                                 22

         Quarterly Financial Summary for 1995 and 1994                     39


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Corporation had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1995, 1994, or 1993.

                                    PART III

ITEM 10.        DIRECTORS* AND EXECUTIVE OFFICERS OF THE CORPORATION

EXECUTIVE OFFICERS

         The following executive officers of the Corporation are principally responsible for making policy for the Corporation and its Subsidiaries. The age of each executive officer, his current position with the Corporation and/or certain of its Subsidiaries and, if different, his business experience during the past five years are as follows:

David E. Buffaloe (56)
President of ABNC since 1993. Mr. Buffaloe previously served as President and Chief Executive Officer of Topsail State Bank from 1986 through 1993.

Stephen L. Chryst (50)
President and Chief Executive Officer of the Corporation since 1984 and ABSC since 1982.

Robert E. Coffee, Jr. (48)
Executive Vice President and Chief Administrative Officer of ABSC since 1993. Mr. Coffee previously served as President of 1st Atlantic Bank from 1986 through 1993.

Robert R. DuRant, III (50)
Executive Vice President and Chief Credit Officer of ABSC since February 1988.

Tommy E. Looper (48)
Executive Vice President and Chief Financial Officer of the Corporation and ABSC since 1987.

* Incorporated by reference to the Corporation's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing on pages 6 through 11 of the Corporation's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Corporation is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The information contained on page 5 of the Corporation's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Corporation is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing on pages 12 and 13 of the Corporation's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Corporation is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

Item    Description
(a) (1) All consolidated financial statements of the Corporation as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

    (2) Financial Statement Schedules

        All other financial  statements and schedules not listed under
        Item 8 of this report on Form 10-K are omitted since they are not applicable, not required, or the required information is included in the consolidated financial statements.

    (3) Exhibits

        3.1          Articles    of    Incorporation,    as    amended
                     (incorporated   herein   by   reference   to  the
                     Corporation's   Form  10-K  for  the  year  ended
                     December 31, 1994).
        3.2          By-Laws  (incorporated herein by reference to the
                     Corporation's   Form  10-K  for  the  year  ended
                     December 31, 1988).
        10           Material Contracts:
                     (a)  Proposed Anchor Financial  Corporation,  The
                          Anchor  Bank  and The  Anchor  Bank of North
                          Carolina  Incentive  Stock  Option  Plan  of
                          1996.
                     (b)  Anchor  Financial  Corporation,  The  Anchor
                          Bank and The Anchor  Bank of North  Carolina
                          Incentive   Stock   Option   Plan   of  1994
                          (incorporated  herein  by  reference  to the
                          Corporation's  Form 10-K for the year  ended
                          December 31, 1993).
                     (c)  Non-Qualified  Stock  Option  Plan  of  1988
                          dated November 14, 1988 (incorporated herein
                          by reference to the Corporation's  Form 10-K
                          for the year ended December 31, 1988).
        13           1995 Annual Report to Stockholders for the fiscal
                     year ended December 31, 1995.
        21           Subsidiaries of the Registrant
        23.1         Consents of Price Waterhouse LLP
        23.2         Consent of Deloitte & Touche LLP
        99           Opinion  of  Deloitte & Touche  LLP,  Independent
                     Accountants,  on the financial  statements of The
                     Anchor Bank of North Carolina, a wholly-owned subsidiary of Anchor Financial Corporation.

(b) No reports of Form 8-K were filed during the fourth quarter of 1995.



    THIS REPORT HAS NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), NOR HAS THE COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY OF THIS REPORT. EXCEPT FOR THOSE PORTIONS OF THE 1995 ANNUAL REPORT TO STOCKHOLDERS WHICH ARE EXPRESSLY INCORPORATED BY REFERENCE IN THIS FORM 10-K, THE ANNUAL REPORT TO STOCKHOLDERS IS NOT TO BE DEEMED "FILED" WITH THE COMMISSION.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANCHOR FINANCIAL CORPORATION
                                          (Registrant)


                                  By /s/      Stephen L. Chryst
                                             (Stephen L. Chryst,
                                     President and Chief Executive Officer)

                                  Date: March 27, 1996


                                  By /s/       Tommy E. Looper
                                              (Tommy E. Looper,
                                         Executive Vice President and
                                           Chief Financial Officer)

                                  Date: March 27, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

   Signature                              Title

   /s/ Stephen L. Chryst                  President, Chief Executive Officer and
                                          Director
   /s/ Tommy E. Looper                    Executive Vice President, Chief
                                          Financial Officer and Director
   /s/ Howell V. Bellamy, Jr.             Director
   /s/ James E. Burroughs                 Director
   /s/ C. Donald Cameron                  Director
   /s/ John D. Flowers                    Director
   /s/ J. Bryan Floyd                     Director
   /s/ Admah Lanier, Jr.                  Director
   /s/ W. Gairy Nichols, III              Director
   /s/ Ruppert L. Piver                   Director
   /s/ Thomas J. Rogers                   Director
   /s/ Albert A. Springs, III             Director
   /s/ Harry A. Thomas                    Director
   /s/ Zeb M. Thomas, Sr.                 Director


   Date: March 27, 1996

                                  Exhibit Index



Exhibit          Exhibit Title

   10 Proposed Anchor Financial Corporation, The Anchor Bank and The Anchor Bank of North Carolina Incentive Stock Option Plan of 1996.

   13 1995 Annual Report to Stockholders for the fiscal year ended December 31, 1995.

   21            Subsidiaries of the Registrant

   23.1          Consents of Price Waterhouse LLP

   23.2          Consent of Deloitte & Touche LLP

   99 Opinion of Deloitte & Touche LLP, Independent Accountants, on the financial statements of The Anchor Bank of North Carolina, a wholly-owned subsidiary of Anchor Financial Corporation.