Form 10-Q
period 1996-03-31
ANCHOR FINANCIAL CORP
filed 1996-05-14
CIK 741561

FORM 10-Q



                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549



                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996     Commission file number 0-13759



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

Yes  X     No


	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                        Outstanding at May 3, 1996
  (Common stock, $6.00 par value)                    2,551,595

                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     PAGE NO.

Part I - Financial Information

        Consolidated balance sheet - March 31, 1996
        and December 31, 1995                                           1

	Consolidated statement of income - three months
        ended March 31, 1996 and 1995                                   2

	Consolidated statement of cash flows -
        three months ended March 31, 1996 and 1995                      3

	Notes to consolidated financial statements			4-7

	Management's Discussion and Analysis of
        Financial Condition and Results of Operation                    8-10

Part II - Other Information

        Item 1 - Legal Proceedings                                      11
        Item 2 - Changes in Securities                                  11
        Item 3 - Defaults Upon Senior Securities                        11
        Item 4 - Submission of Matters to a Vote
                  of Security-Holders                                   11
        Item 5 - Other Information                                      12
        Item 6 - Exhibits and Reports on Form 8-K                       12

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                          March 31,     December 31,
                                                            1996            1995
                                                         (Unaudited)         <F1>
Assets
Cash and due from banks                                 $18,367,798     $20,516,188
Interest-bearing balances due from banks                     99,000          99,000
Federal funds sold                                       13,660,000               0
Investment securities:
    Held-to-maturity, at amortized cost (fair
     value of $25,782,082 in 1996 and $31,521,870
     in 1995)                                            25,762,860      31,403,494
    Available-for-sale, at fair value (amortized
     cost of $69,058,489 in 1996 and $51,594,192
     in 1995)                                            69,112,932      52,043,206
        Total investment securities                      94,875,792      83,446,700

Loans                                                   301,517,432     285,129,012
    Less - unearned income                                  (25,285)        (25,477)
         - allowance for loan losses                     (3,194,241)     (3,045,656)
        Net loans                                       298,297,906     282,057,879

Premises and equipment                                   14,360,076      13,866,646
Other assets                                             10,411,798       7,520,004
            Total assets                               $450,072,370    $407,506,417

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
     Demand deposits                                   $ 68,243,906    $ 61,748,670
     NOW and Money Market accounts                      194,286,030     168,984,005
     Time deposits $100,000 and over                     40,305,055      35,505,253
     Other time and savings deposits                     89,141,301      87,637,828
             Total deposits                             391,976,292     353,875,756
     Federal funds purchased and securities sold
      under agreements to repurchase                        575,682       1,748,127
     Other short-term borrowings                          2,090,610         954,451
     Long-term debt                                      18,000,000      15,000,000
     Subordinated notes                                   5,000,000       5,000,000
     Other liabilities                                    3,379,053       2,386,065
             Total liabilities                          421,021,637     378,964,399
 Stockholders' Equity:
   Common stock, $6.00 par value; 4,000,000 shares
    authorized; shares issued and outstanding -
    2,551,595 in 1996 and 2,540,985 in 1995              15,309,570      15,245,910
   Surplus                                                  873,682         875,331
   Retained earnings                                     13,641,157      12,964,631
   Unrealized gains on investment securities
     available-for-sale, net of tax                          35,933         292,755
   Unearned ESOP shares                                    (809,609)       (836,609)
             Total stockholders' equity                  29,050,733      28,542,018
             Total liabilities and
              stockholders' equity                     $450,072,370    $407,506,417

<F1>	Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                   Three months ended
                                       March 31,
                                1996             1995
INTEREST INCOME:
Interest and fees on loans     $6,966,701      $5,719,912
Interest on investment
  securities:
   Taxable                      1,217,189       1,067,123
   Non-taxable                     51,390          47,300
Other interest income             169,249          63,203
  Total interest income         8,404,529       6,897,538
INTEREST EXPENSE:
Interest on deposits            3,437,819       2,750,946
Interest on short-term
  borrowings                       25,054         121,394
Interest on long-term debt        266,747               0
Interest on subordinated notes    109,353         108,759
  Total interest expense        3,838,973       2,981,099

Net interest income             4,565,556       3,916,439
Provision for loan losses         160,000         134,500
Net interest income after
  provision for loan losses     4,405,556       3,781,939

NONINTEREST INCOME:
Service charges on deposit
  accounts                        447,367         364,491
Commissions and fees              172,288         147,848
Trust income                       57,313          47,808
Gains on the sales of
  mortgage loans                   60,087          48,339
Other operating income             43,575          63,258
  Total noninterest income        780,630         671,744

NONINTEREST EXPENSE:
Salaries and employee
  benefits                      1,975,859       1,643,598
Net occupancy expense             315,417         239,367
Equipment expense                 288,578         244,987
Other operating expense         1,150,829       1,020,513
  Total noninterest expense     3,730,683       3,148,465

Income before income taxes      1,455,503       1,305,218
Provision for income taxes        523,611         461,468
Net income                     $  931,892      $  843,750

Net income per share           $     0.36      $     0.34
Weighted average common
  shares outstanding            2,605,565       2,527,166

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                          Three months ended
                                                               March 31,
                                                          1996          1995
Cash flows from operating activities:
 Net income                                            $  931,892    $  843,750
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Accretion and amortization of investment securities     (12,037)       28,964
  Depreciation of premises and equipment                  287,273       238,125
  Amortization of intangible assets                        99,500        74,499
  Provision for loan losses                               160,000       134,500
  Gains on sales of mortgage loans                        (60,087)      (48,339)
  Gains on sales of premises and equipment                  4,078       (20,530)
  Change in interest receivable                        (1,005,494)     (348,859)
  Change in prepaid expenses                               13,882       100,194
  Change in income taxes payable                          546,815       522,248
  Change in deferred taxes                               (198,303)       63,118
  Change in interest payable                              293,691       268,760
  Change in accrued expenses                              (43,962)       11,286
  Origination of mortgage loans held for sale          (3,095,850)   (2,066,260)
  Proceeds from sales of mortgage loans held for sale   3,243,587     2,136,001
    Net cash provided by operating activities           1,164,985     1,937,457

Cash flows from investing activities:
 Purchase of investment securities held-to-maturity    (2,053,594)            0
 Proceeds from maturities of investment
   securities held-to-maturity                          7,694,851     3,223,479
 Purchase of investment securities available-
   for-sale                                           (19,852,882)     (411,700)
 Proceeds from sales of investment securities
   available-for-sale                                           0       282,200
 Proceeds from maturities of investment
  securities available-for-sale                         2,400,000       725,090
 Net change in loans                                  (16,487,678)  (13,687,040)
 Capital expenditures                                    (841,371)   (1,232,542)
 Proceeds from sale of premises and equipment              56,590             0
 Other, net                                            (1,467,187)     (140,674)
    Net cash used for investing activities            (30,551,271)  (11,241,187)

Cash flows from financing activities:
 Net change in deposits                                38,100,537    12,503,866
 Net change in federal funds purchased and
   securities sold under agreements to repurchase      (1,172,445)   (4,434,082)
 Net change in short-term borrowings                    1,136,159    (1,289,036)
 Proceeds from issuance of long-term debt               3,000,000             0
 Proceeds from issuance of stock in
 accordance with:
   Stock Option Plan                                       62,010             0
 Net change in unearned ESOP Shares                        39,500       (25,000)
 Cash dividends paid                                     (267,865)     (228,638)
    Net cash provided by financing activities          40,897,896     6,527,110

Net change in cash and cash equivalents                11,511,610    (2,776,620)
Cash and cash equivalents at January 1                 20,615,188    19,937,551
Cash and cash equivalents at March 31                 $32,126,798   $17,160,931

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1:	BASIS OF PRESENTATION

       	The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation and its subsidiaries (the "Corporation") for the periods presented. A summary of the Corporation's significant accounting policies is set forth in
        Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1995.

        The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

       	For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold.
        Generally, federal funds are purchased and sold for one-day periods.


NOTE 2:	RESERVE FOR LOAN LOSSES

        Transactions to the reserve for loan losses for the three months ended March 31, 1996 and 1995 are summarized as follows:

                                                   1996                1995
        Balance, beginning of year              $3,045,656         $2,795,941
        Provision charged to operations            160,000            134,500
        Recoveries of charged off loans              6,558             32,795
        Loans charged off                          (17,973)          (104,150)
                                                $3,194,241         $2,859,086



NOTE 3:	NONPERFORMING ASSETS

        The following is a summary of nonperforming assets at March 31, 1996 and 1995. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


                                                        1996              1995
        Nonaccrual loans                            $  332,262        $1,127,309
        Loans past due ninety days or more               7,841           158,049
        Total nonperforming assets                  $  340,103        $1,285,358

NOTE 4:	INCOME TAXES

       	The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet as of March 31, are as follows:

                                                    1996                     1995
        Deferred tax liabilities:

        Tax depreciation over book               ($530,404)               ($494,193)
        Net unrealized gain SFAS 115               (18,894)                       0
        Other, net                                (177,531)                (159,865)
        Total deferred tax liabilities            (726,829)                (654,058)

        Deferred tax assets:

        Allowance for loan losses                  779,463                  667,893
        Deferred loan fees and costs               231,425                  224,997
        Deferred compensation                      173,102                  163,661
        Net unrealized loss SFAS 115                     0                  109,145
        Other, net                                 132,314                   97,103
        Total deferred tax assets                1,316,304                1,262,799

        Net deferred tax asset                    $589,475                 $608,741


                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



NOTE 5: LONG-TERM DEBT

        Long-term debt at March 31 is summarized as follows:

                                                          1996          1995
        Parent Company:

        8.60% subordinated notes due in 2003 <F2>       $5,000,000   $5,000,000

        Subsidiaries:

        5.71% Federal Home Loan Bank advance due
                in 1998                                  5,000,000            0
        5.48% Federal Home Loan Bank advance due
                in 1999                                  3,000,000            0
        6.08% Federal Home Loan Bank advance due
                in 2000                                  5,000,000            0
        7.21% Federal Home Loan Bank advance due
                in 2005                                  5,000,000            0

        Total long-term debt                           $23,000,000   $5,000,000


<F2>    Debt qualifies for inclusion in the determination of
        total capital under the Risk-Based Capital Guidelines.

        The principal maturity of long-term debt for the next five years subsequent to March 31, 1996 is $5,000,000 in 1998, $3,000,000 in 1999, and $5,000,000 in 2000.


NOTE 6: PER SHARE DATA

        Net income per share is computed by dividing net income by the weighted average number of shares outstanding and dilutive common share equivalents using the treasury stock method. Common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted average number of common shares outstanding.


NOTE 7: IMPAIRED LOANS

        Adoption of SFAS Nos. 114 and 118 resulted in the identification of certain loans which were considered impaired under the provisions of SFAS No. 114. Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at March 31, all of which are held by the bank subsidiaries, are summarized in Note 3.

        At March 31, 1996, impaired loans had a related specific allowance for loan losses totaling $33,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 1996.

        At March 31, 1996 and 1995, the Corporation did not have any loans for which terms had been modified in troubled debt restructurings.



NOTE 8: OTHER MATTERS

        At March 31, 1996, outstanding standby letters of credit totaled $524,416.

        For the three months ended March 31, 1996 and 1995, the Corporation paid interest of $3,545,281 and $2,712,339 respectively. The Corporation paid income taxes of $37,500 during the first three months of 1996 and $123,898 during the same period in 1995.

                       Management's Discussion and Analysis


Net Income

        Net income for the first quarter of 1996 was $931,892, an increase of $88,142 or 10.4% from the $843,750 for the same period in 1995. Net income per share for the first quarter increased 7.1% from $0.34 in 1995 to $0.36 in 1996.

        The primary factors affecting the increase in net income were increases of $649,117 in net interest income and $108,886 in noninterest income. These positive factors were partially offset by increases in noninterest expense of $582,218, the provision for loan losses of $25,500, and the provision for income taxes of $62,143.

        Annualized return on average total assets for the first quarter of 1996 was 0.88% compared with 0.97% in 1995. Annualized return on average stockholders' equity for the first quarter of 1996 was 12.67% compared with 12.74% in 1995.

Net Interest Income

       	Net interest income, the major component of the Corporation's net income, was $4,565,556 for the first quarter of 1996, an increase of $649,117 or 16.6% from the $3,916,439 reported for the same period in 1995. This increase was primarily attributable to the increased volume of earning assets during the period since the tax equivalent net yield on earning assets decreased from 4.95% in 1995 to 4.72% in 1996. The decrease in net yield during the first quarter reflects the effect of a slight change in the mix of earning assets and the increased cost of funding sources. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth.

        Interest income increased $1,506,991 or 21.8% for the three months ended March 31, 1996 compared with the same period in 1995. The increase was due to an increase in the volume of earning assets since the yield on earning assets decreased from 8.70% in 1995 to 8.66% in 1996. Average loans increased $52.1 million or 21.5% and average investment securities increased $7.2 million or 9.4% during the first quarter of 1996 compared with the same period in 1995. Average interest earning assets represented 91.6% of average total assets during the first quarter of 1996 compared with 91.8% in 1995. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 75.3% in 1995 to 75.2% in 1996.

        Interest expense increased $857,874 or 28.8% for the three months ended March 31, 1996 compared with the same period in 1995. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased
$61.0 million or 22.8% for the first quarter of 1996 compared with the same period in 1995. The rate paid on average interest-bearing liabilities increased from 4.45% for the three months ended March 31, 1995 to 4.63% in 1996. Average interest-bearing liabilities represented 85.1% of funding sources during the first quarter of 1996 compared with 84.3% in 1995.

Provision for Loan Losses

        A $160,000 provision for loan losses was made during the first quarter of 1996 compared with a provision of $134,500 in 1995. The provision for loan losses was higher during the first quarter of 1996 primarily due to loan growth since the levels of net charge-offs and nonperforming loans decreased.

        At March 31, 1996 and 1995 the ratio of annualized net charge-offs to average loans was 0.02% and 0.12%, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.11% at March 31, 1996 compared with 0.51% at March 31, 1995.

        The reserve for loan losses at March 31, 1996 represented 1.06% of total loans outstanding compared with 1.07% at December 31, 1995. Based on the current evaluation of the loan portfolio, management believes the reserve at March 31 is adequate to cover potential losses in the portfolio.

Noninterest Income

        Noninterest income for the first quarter of 1996 increased $108,886 or 16.2% from the same period in 1995. The primary reasons for this increase were increases in service charges on deposit accounts of $82,876 or 22.7%, gains on sales of mortgage loans of $11,748 or 24.3%, commissions and fees of $24,440 or 16.5%, and trust income of $9,505 or 19.9%.

        The increase in service charges on deposit accounts was due to the significant growth in deposits and an increase in certain prices. Gains on sales of mortgage loans increased during 1996 primarily due to a higher level of refinancing activity.

Noninterest Expense

        Noninterest expense for the first quarter of 1996 increased $582,218 or 18.5% from the same period in 1995. This increase was the result of increases in each category of noninterest expense caused by the significant growth of the Corporation.

        Salaries and employee benefits for the first quarter of 1996 increased $332,261 or 20.2% from the same period in 1995. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation.

        Net occupancy expense increased $76,050 or 31.8% and equipment expense increased $43,591 or 17.8% for the first three months of 1996 compared with the same period in 1995. These increases were primarily due to the addition of banking locations in Mt. Pleasant, South Carolina and Wilmington, North Carolina.

        Other operating expense for the three months ended March 31, 1996 increased $130,316 or 12.8% compared with the same period in 1995. A primary cause of this increase was the launching of an extensive marketing campaign.

Income Taxes

        The provision for income taxes for the first quarter of 1996 increased $62,143 or 13.5% from the same period in 1995. The provision for income taxes increased in 1996 primarily due to higher income before taxes since tax rates remained approximately the same as 1995.

Financial Position

        For the first quarter of 1996, average total assets increased 21.8% while average deposits increased 19.9% from the first quarter of 1995.

       	Due to the seasonal nature of the Myrtle Beach and Hilton Head Island market areas, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. Thus, the Corporation historically has a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks, a line of credit with the Federal Home Loan Bank ("FHLB"), and a seasonal borrowing privilege from the Federal Reserve Bank.

        The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB advances totaled $18,000,000 at March 31, 1996 versus none at March 31, 1995.

       	The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first three months of 1996 being 6.9% versus 7.6% for the same period in 1995. At March 31, 1996, the total risk-based capital ratio was 11.6% compared with 12.2% at December 31, 1995. The leverage ratio at March 31, 1996 was 6.5% compared with 6.8% at December 31, 1995.

                        PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

        There are no material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES

        None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On April 24, 1996, the Corporation held its 1996 Annual Meeting of Shareholders. At the 1996 Annual Meeting, the following individuals were elected as Directors with the votes indicated.

        Director                   For         Withheld        Abstain

        C. Jason Ammons, Jr.    1,538,326       171,222         17,092
        Admah Lanier, Jr.       1,702,362         7,186         17,092
        Tommy E. Looper         1,704,184         5,364         17,092
        W. Gairy Nichols, III   1,676,579        32,969         17,092
        Thomas J. Rogers        1,709,548             0         17,092
        Zeb M. Thomas, Sr.      1,704,716         4,832         17,092

        Howell V. Bellamy, Jr., W. Cecil Brandon, Jr., James E. Burroughs,
        C. Donald Cameron, Stephen L. Chryst, John D. Flowers, J. Bryan Floyd, Ruppert L. Piver, Albert A. Springs, III, J. Roddy Swaim, and Harry A. Thomas continued in their terms of office as directors of the Corporation.

        The following is a brief description of other matters voted upon at the 1996 Annual Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.

        Proposal to amend the Corporation's Articles of Incorporation to increase the authorized shares of common stock to 7,000,000 shares.

                For - 1,678,999         Withheld - 22,342       Abstain - 25,298

        Proposal to adopt the Anchor Financial Corporation, The Anchor Bank and The Anchor Bank of North Carolina Incentive Stock Option Plan of 1996, to be effective as of April 25, 1996.

                For - 1,639,424         Withheld - 59,775       Abstain - 22,574

        Proposal to ratify the selection of Price Waterhouse LLP as independent public accountants for the Corporation for the year ending December 31, 1996.

                For - 1,698,048         Withheld - 154          Abstain - 28,437

        ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a)     10.1  Salary Continuation Agreement with Stephen L Chryst dated
                      February 27, 1996

                10.2 Salary Continuation Agreement with Robert E. Coffee, Jr. dated February 27, 1996

                10.3 Salary Continuation Agreement with Robert R. Durant, III dated February 27, 1996

                10.4 Salary Continuation Agreement with Tommy E. Looper dated February 27, 1996

                27    Financial Data Schedule (for SEC purposes only)

        No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

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





                                             /s/ Stephen L. Chryst
                                             Stephen L. Chryst, President and
                                               Chief Executive Officer




                                             /s/ Tommy E. Looper
                                             Tommy E. Looper, Executive Vice
                                               President and Chief Financial
                                               Officer



                                             /s/ John J. Moran
                                             John J. Moran, Vice President and
                                               Comptroller





Date :  May 3, 1996