Form 10-Q
period 1996-06-30
ANCHOR FINANCIAL CORP
filed 1996-08-05
CIK 741561

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996           Commission file number 0-13759



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

Yes  X     No


	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                              Outstanding at August 5, 1996
  (Common stock, $6.00 par value)                         2,553,716

              ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                                  INDEX

                                                                      PAGE NO.


Part I - Financial Information

       	Consolidated Balance Sheet - June 30, 1996
        and December 31, 1995                                             1

       	Consolidated Statement of Income - Three Months
        and Six Months ended June 30, 1996 and 1995                       2

       	Consolidated Statement of Cash Flows -
        Six Months ended June 30, 1996 and 1995                           3

        Notes to Consolidated Financial Statements                        4-7

       	Management's Discussion and Analysis of
        Financial Condition and Results of Operation                      8-12


Part II - Other Information

        Item 1 - Legal Proceedings                                        13
        Item 2 - Changes in Securities                                    13
        Item 3 - Defaults Upon Senior Securities                          13
        Item 4 - Submission of Matters to a Vote
                   of Security-Holders                                    13
        Item 5 - Other Information                                        13
        Item 6 - Exhibits and Reports on Form 8-K                         13

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                           June 30,     December 31,
                                                            1996            1995
                                                         (Unaudited)         <F1>
Assets
Cash and due from banks                                 $20,794,727     $20,516,188
Interest-bearing balances due from banks                     99,000          99,000
Federal funds sold                                          500,000               0
Investment securities:
    Held-to-maturity, at amortized cost (fair
     value of $21,861,909 in 1996 and $31,521,870
     in 1995)                                            22,018,995      31,403,494
    Available-for-sale, at fair value (amortized
     cost of $84,589,657 in 1996 and $51,594,192
     in 1995)                                            83,875,721      52,043,206
        Total investment securities                     105,894,716      83,446,700

Loans                                                   320,912,459     285,129,012
    Less - unearned income                                  (23,776)        (25,477)
         - allowance for loan losses                     (3,442,374)     (3,045,656)
        Net loans                                       317,446,309     282,057,879

Premises and equipment                                   14,340,194      13,866,646
Other assets                                             10,970,177       7,520,004
            Total assets                               $470,045,123    $407,506,417

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
     Demand deposits                                   $ 75,398,990    $ 61,748,670
     NOW and Money Market accounts                      208,971,407     168,984,005
     Time deposits $100,000 and over                     26,806,498      35,505,253
     Other time and savings deposits                     91,763,232      87,637,828
             Total deposits                             402,940,127     353,875,756
     Federal funds purchased and securities sold
      under agreements to repurchase                      9,468,273       1,748,127
     Other short-term borrowings                          2,201,161         954,451
     Long-term debt                                      18,000,000      15,000,000
     Subordinated notes                                   5,000,000       5,000,000
     Other liabilities                                    2,930,923       2,386,065
             Total liabilities                          440,540,484     378,964,399
 Stockholders' Equity:
   Common stock, $6.00 par value; 7,000,000 shares
    authorized; shares issued and outstanding -
    2,551,595 in 1996 and 2,540,985 in 1995              15,309,570      15,245,910
   Surplus                                                  873,682         875,331
   Retained earnings                                     14,568,120      12,964,631
   Unrealized gains (losses) on investment securities
     available-for-sale, net of tax                        (465,624)        292,755
   Unearned ESOP shares                                    (781,109)       (836,609)
             Total stockholders' equity                  29,504,639      28,542,018
             Total liabilities and
              stockholders' equity                     $470,045,123    $407,506,417

<F1>	Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                    Six months ended              Three months ended
                                        June 30,                        June 30,
                                1996             1995            1996           1995
INTEREST INCOME:
Interest and fees on loans    $14,272,992     $12,041,493     $7,306,291     $6,321,581
Interest on investment
  securities:
   Taxable                      2,702,373       2,141,339      1,485,184      1,074,216
   Non-taxable                    101,523          94,174         50,133         46,874
Other interest income             226,211          78,994         56,962         15,791
  Total interest income        17,303,099      14,356,000      8,898,570      7,458,462
INTEREST EXPENSE:
Interest on deposits            7,022,488       5,847,032      3,584,669      3,096,086
Interest on short-term
  borrowings                       71,605         193,471         46,551         72,077
Interest on long-term debt        543,824          74,989        277,077         74,989
Interest on subordinated notes    218,706         218,505        109,353        109,746
  Total interest expense        7,856,623       6,333,997      4,017,650      3,352,898

Net interest income             9,446,476       8,022,003      4,880,920      4,105,564
Provision for loan losses         390,000         249,500        230,000        115,000
Net interest income after
  provision for loan losses     9,056,476       7,772,503      4,650,920      3,990,564

NONINTEREST INCOME:
Service charges on deposit
  accounts                        964,196         761,305        516,829        396,814
Commissions and fees              405,817         287,375        233,529        139,527
Trust income                      126,445         103,377         69,132         55,569
Gains on sales of
  mortgage loans                   98,220         127,655         38,133         79,316
Gains (losses) on sales of
  investment securities, net      (10,663)         36,884        (10,663)        36,884
Other operating income            213,625         103,626        170,050         40,368
  Total noninterest income      1,797,640       1,420,222      1,017,010        748,478

NONINTEREST EXPENSE:
Salaries and employee
  benefits                      4,032,972       3,428,032      2,057,113       1,784,434
Net occupancy expense             639,687         479,378        324,270         240,011
Equipment expense                 639,112         485,395        350,534         240,408
Other operating expense         2,325,497       2,199,521      1,174,668       1,179,008
  Total noninterest expense     7,637,268       6,592,326      3,906,585       3,443,861

Income before income taxes      3,216,848       2,600,399      1,761,345       1,295,181
Provision for income taxes      1,102,650         912,995        579,039         451,527
Net income                     $2,114,198      $1,687,404     $1,182,306      $  843,654

Net income per share           $     0.81      $     0.67     $     0.45      $     0.33
Weighted average common
  shares outstanding            2,607,391       2,528,201      2,609,180       2,529,224

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                            Six months ended
                                                                June 30,
                                                           1996           1995
Cash flows from operating activities:
 Net income                                            $2,114,198    $1,687,404
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Accretion and amortization of investment securities     (15,399)       35,304
  Depreciation of premises and equipment                  635,667       484,166
  Amortization of intangible assets                       198,580       151,214
  Provision for loan losses                               390,000       249,500
  Gains on sales of investment securities                  10,663       (36,884)
  Gains on sales of mortgage loans                        (98,220)     (127,655)
  Gains on sales of premises and equipment                  3,833       (20,530)
  Change in interest receivable                        (1,412,845)     (115,374)
  Change in prepaid expenses                               65,675       283,646
  Change in income taxes payable                           16,380       192,580
  Change in deferred taxes                               (502,004)      242,513
  Change in interest payable                              (11,192)      234,165
  Change in accrued expenses                               54,122       (92,479)
  Origination of mortgage loans held for sale          (6,189,750)   (5,483,705)
  Proceeds from sales of mortgage loans held for sale   6,210,420     5,626,443
    Net cash provided by operating activities           1,470,128     3,310,308

Cash flows from investing activities:
 Purchase of investment securities held-to-maturity    (2,053,593)            0
 Proceeds from maturities of investment
   securities held-to-maturity                         11,420,442     5,293,525
 Purchase of investment securities available-
   for-sale                                           (43,386,672)     (910,200)
 Proceeds from sales of investment securities
   available-for-sale                                   5,513,594     2,286,575
 Proceeds from maturities of investment
  securities available-for-sale                         4,900,000       761,498
 Net change in loans                                  (35,700,880)  (27,809,175)
 Capital expenditures                                  (1,154,590)   (1,768,237)
 Proceeds from sale of premises and equipment              41,542        59,934
 Other, net                                              (909,462)     (613,007)
    Net cash used for investing activities            (61,329,619)  (22,699,087)

Cash flows from financing activities:
 Net change in deposits                                49,064,372    30,676,758
 Net change in federal funds purchased and
   securities sold under agreements to repurchase       7,720,146    (4,161,168)
 Net change in short-term borrowings                    1,246,710    (4,823,162)
 Proceeds from issuance of long-term debt               3,000,000    10,000,000
 Proceeds from issuance of stock in
   accordance with:
   Stock Option Plan                                       62,010             0
 Net change in unearned ESOP Shares                        80,500        63,875
 Cash dividends paid                                     (535,708)     (457,276)
    Net cash provided by financing activities          60,638,030    31,299,027

Net change in cash and cash equivalents                   778,539    11,910,248
Cash and cash equivalents at January 1                 20,615,188    19,937,551
Cash and cash equivalents at June 30                  $21,393,727   $31,847,799

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

        The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

        For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


NOTE 2:	RESERVE FOR LOAN LOSSES

        Activity in the reserve for loan losses for the six months ended June 30, 1996 and 1995 are summarized as follows:


                                                1996           1995
        Balance, beginning of year           $3,045,656     $2,795,941
        Provision charged to operations         390,000        249,500
        Recoveries of charged off loans         221,014         49,144
        Loans charged off                      (214,296)      (205,423)
                                             $3,442,374     $2,889,162


NOTE 3:	NONPERFORMING ASSETS

        The following is a summary of nonperforming assets at June 30, 1996 and 1995. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                   ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


                                                    1996           1995
        Nonaccrual loans                        $  156,862     $   746,218
        Loans past due ninety days or more          65,044         672,880
        Other real estate owned                          0          50,000
        Total nonperforming assets              $  221,906      $1,469,098


NOTE 4:	INCOME TAXES

        The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:


                                                    1996             1995
        Deferred tax liabilities:

        Tax depreciation over book                ($531,597)      ($489,691)
        Net unrealized gain SFAS 115                      0         (93,433)
        Other, net                                 (192,467)       (131,830)
        Total deferred tax liabilities             (724,064)       (714,954)

        Deferred tax assets:

        Allowance for loan losses                   863,242         678,378
        Deferred loan fees and costs                218,092         225,574
        Deferred compensation                       196,084         165,617
        Net unrealized loss SFAS 115                161,174               0
        Other, net                                  175,117         115,335
        Total deferred tax assets                 1,613,709       1,184,904

        Net deferred tax asset                     $889,645        $469,950


                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE 5: LONG-TERM DEBT

        Long-term debt at June 30 is summarized as follows:

                                                         1996           1995
        Parent Company:

        8.60% subordinated notes due in 2003 <F2>    $ 5,000,000    $ 5,000,000

        Subsidiaries:

        5.71% Federal Home Loan Bank advance due
          in 1998                                      5,000,000              0
        5.48% Federal Home Loan Bank advance due
          in 1999                                      3,000,000              0
        6.08% Federal Home Loan Bank advance due
          in 2000                                      5,000,000      5,000,000
        7.21% Federal Home Loan Bank advance due
          in 2005                                      5,000,000      5,000,000

        Total long-term debt                         $23,000,000    $15,000,000


        <F2> Debt qualifies for inclusion in the determination of total capital under the Risk-Based Capital Guidelines.

        The principal maturity of long-term debt for the next five years subsequent to June 30, 1996 is $5,000,000 in 1998, $5,000,000 in
        1999, $5,000,000 in 2000, and $8,000,000 there after.


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

NOTE 7:  IMPAIRED LOANS

         Adoption of SFAS Nos. 114 and 118 as of January 1, 1995 resulted in the identification of certain loans which were considered impaired under the provisions of SFAS No. 114. Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at June 30, all of which are held by the bank subsidiaries, are summarized in Note 3.

         At June 30, 1996, impaired loans had a related specific allowance for loan losses totaling $21,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 1996.


NOTE 8: OTHER MATTERS

        At June 30, 1996, outstanding standby letters of credit totaled
        $623,858.

        For the six months ended June 30, 1996 and 1995, the Corporation paid interest of $7,867,814 and $6,099,832 respectively. The Corporation paid income taxes of $1,279,971 during the six months ended
        June 30, 1996 and $879,078 during the same period in 1995.

                       Management's Discussion and Analysis


Net Income

    	Net income for the second quarter of 1996 was $1,182,306, an increase of $338,652 or 40.1% from the $843,654 for the same period in 1995. Net income per share for the second quarter increased 35.9% from $0.33 in 1995 to $0.45 in 1996. Excluding securities transactions, net income increased $386,199 or 47.9%.

    	The primary factors affecting this increase were an increase of $775,356 in net interest income and an increase in noninterest income of $268,532. These positive factors were partially offset by increases in noninterest expense of $462,724, the provision of loan losses of $115,000, and the provision for income taxes of $127,512.

    	Net income for the six months ended June 30, 1996 was $2,114,198, an increase of $426,794 or 25.3% from the $1,687,404 for the same period in 1995. Net income per share for this period increased 21.5% from $0.67 in 1995 to $0.81 in 1996. Excluding securities transactions, net income increased $474,341 or 28.7%.

    	The primary factors affecting this increase were an increase of $1,424,473 in net interest income and an increase in noninterest income of $377,418. These positive factors were partially offset by increases in noninterest expense of $1,044,942, the provision for loan losses of $140,500, and the provision for income taxes of $189,655.

    	Annualized return on average total assets for the second quarter of 1996 was 1.04% compared with 0.92% in 1995. For the six months ended June 30, 1996, annualized return on average total assets was 0.96% compared with 0.94% in 1995. Annualized return on average stockholders' equity for the second quarter of 1996 was 15.69% compared with 12.35% in 1995. For the six months ended June 30, 1996, annualized return on average stockholders' equity was 14.20% compared with 12.54% for the same period in 1995.

Net Interest Income

    	Net interest income, the major component of the Corporation's net income, was $4,880,920 for the second quarter of 1996, an increase of $775,356 or 18.9% from the $4,105,564 reported for the same period in 1995. This increase was primarily attributed to the increased volume of earning assets during the period, since the tax equivalent net yield on earning assets decreased from 4.92% in 1995 to 4.70% in 1996. The decrease in net yield during the second quarter primarily reflects the effect of a slight change in the mix of earning assets. The increased volume of earning assets was primarily the result of quality loan demand during the period.

    	Interest income increased $1,440,108 or 19.3% for the three months ended June 30, 1996 compared with the same period in 1995. The increase was due to an increase in the volume of earning assets since the yield on earning assets decreased from 8.92% in 1995 to 8.55% in 1996. Average loans increased $53.2 million or 20.5% and average investment securities increased $29.2 million or 40.0% for the second quarter of 1996 compared with the same period in 1995. Average interest earning assets represented 91.4% of average total assets during the second quarter of 1996 compared with 91.0% in 1995. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 77.3% in 1995 to 74.6% in 1996. This change in the mix of earning assets and a slight decline in the yield on loans were the primary reasons for the decline in the yield on earning assets during the period.

     Interest expense increased $664,752 or 19.8% for the three months ended June 30, 1996 compared with the same period in 1995. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities since the rate paid on average interest-bearing liabilities decreased from 4.82% for the three months ended June 30, 1995 to 4.56% for the same period in 1996. Average interest-bearing liabilities increased $75.7 million or 27.2% for the second quarter of 1996 compared
with the same period in 1995.   Average interest-bearing liabilities
represented 84.5% of funding sources during the second quarter of 1996 compared with 83.0% in 1995.

    	For the six months ended June 30, 1996, net interest income increased $1,424,473 or 17.8% from the same period in 1995. The primary reason for this increase was the increased volume of earning assets during the period because the tax equivalent net yield on earning assets decreased from 4.94% for the first six months of 1995 to 4.71% for the same period in 1996. The decrease in net yield during the second quarter primarily reflects the effect of a slight change in the mix of earning assets. The increased volume of earning assets was primarily the result of quality loan demand during the period.

     Interest income increased $2,947,099 or 20.5% for the six months ended June 30, 1996 compared with the same period in 1995. The increase was due to an increase in the volume of average interest-earning assets since the yield of earning assets decreased from 8.81% in 1995 to 8.60% in 1996. Average loans increased $52.6 million or 20.9% and average investment securities increased $18.2 million or 24.3% for the six months ended June 30, 1996 compared with the same period in 1995. Average interest-earning assets represented 91.4% of average total assets during the six months ended June 30, 1996 versus 91.3% in 1995. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 76.4% in 1995 to 74.9% in 1996.

     Interest expense increased $1,522,626 or 24.0% for the six months ended June 30, 1996 compared with the same period in 1995. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities, since the rate paid on these funds during the period decreased slightly. Average interest-bearing liabilities increased $68.8 million or 25.0% for the six months ended June 30, 1996 compared with the same period in 1995. The rate paid on average interest-bearing liabilities decreased slightly from 4.64% for the six months ended June 30, 1995 to 4.59% in 1996. Average interest-bearing liabilities represented 84.9% of funding sources during the six months ended June 30, 1996 compared with 83.6% in 1995.

Provision for Loan Losses

     A $230,000 provision for loan losses was made during the second quarter of 1996 compared with a provision of $115,000 in 1995. The provision for loan losses was higher during the second quarter of 1996 primarily due to loan growth since the levels of net charge-offs and nonperforming loans decreased. The provision for loan losses for the six months ended June 30, 1996 was $390,000 versus $249,500 for the same period in 1995. The increase in the provision for loan losses for the six months ended June 30, 1996 was primarily due to loan growth since credit quality measures remain favorable.

    	At June 30, 1996 and 1995 the ratio of annualized net charge-offs (recoveries) to average loans was (0.004%) and 0.13%, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.07% at June 30, 1996 compared with 0.55% at June 30, 1995.

    	The reserve for loan losses at June 30, 1996 and December 31, 1995 represented 1.07% of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at June 30, 1996 is adequate to cover potential losses in the portfolio.

Noninterest Income

     Noninterest income for the second quarter of 1996 increased $268,532 or 35.9% from the same period in 1995. Noninterest income before investment securities transactions for the second quarter of 1996 increased $316,079 or 44.4% from the same period in 1995. The primary factors attributing to this increase were increases in commissions and fees of $139,527 or 67.4% and service charges on deposit accounts of $120,015 or 30.2%.

    	The increase in commissions and fees resulted from increased revenue generated by trust and credit card merchant services. The increase in service charges on deposit accounts was due to the significant growth in deposits and an increase in certain prices. Other operating income for the second quarter of 1996 increased $129,682 or 321.3% from the same period in 1995. The increase in other operating income was due to non-recurring life insurance proceeds received from deferred compensation plans of previous directors of $100,657. During the second quarter of 1996 mortgage banking income (which includes profits from the origination and sale of loans) decreased $41,183 or 51.9% from the same period in 1995. The significant decrease in mortgage banking income was the result of lower refinancing activity due to the rising interest rate environment experienced during the second quarter of 1996.

    	Noninterest income for the six months ended June 30, 1996 increased $377,418 or 26.6% from the same period in 1995. Noninterest income before investment securities transactions for the six months ended June 30, 1996 increased $424,965 or 30.7% from the same period in 1995. The primary factors attributing to this increase were increases in commissions and fees of $118,442 or 41.2% and service charges on deposit accounts of $202,891 or 26.7%.

    	The increase in commissions and fees resulted from increased revenue generated by trust and credit card merchant services. The increase in service charges on deposit accounts was due to the significant growth in deposits and an increase in certain prices. Other operating income for the six months ended June 30, 1996 increased $109,999 or 106.2% from the same period in 1995. The increase in other operating income was due to non-recurring life insurance proceeds received from deferred compensation plans of previous directors of $100,657. During the first six months of 1996 mortgage banking income decreased $29,435 or 23.1% from the same period in 1995. The decrease in mortgage banking income was the result of lower refinancing activity due to the rising interest rate environment experienced during the first six months of 1996.


Noninterest Expense

    	Noninterest expense for the second quarter of 1996 increased $462,724 or 13.4 % from the same period in 1995. This increase was the result of increases in salaries and employee benefits, net occupancy expense, and equipment expense caused by the Corporation's continued strong growth.

     Salaries and employee benefits for the second quarter of 1996 increased $272,679 or 15.3% from the same period in 1995. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation.

     Net occupancy expense increased $84,259 or 35.1% and equipment expense increased $240,408 or 45.8% for the second quarter of 1996 compared with the same period in 1995. These increases were primarily due to the addition of banking locations in Mt. Pleasant, South Carolina and Wilmington, North Carolina. Other operating expense for the three months ended June 30, 1996 decreased slightly compared with the same period in 1995.

    	For the six months ended June 30, 1996, noninterest expense increased $1,044,942 or 15.9% from the same period in 1995. This increase was the result of increases in each of the categories of noninterest expense again caused by the significant growth of the Corporation.

    	Salaries and employee benefits for the six months ended June 30, 1996 increased $604,940 or 17.6% from the same period in 1995. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation.

     Net occupancy expense increased $160,309 or 33.4% and equipment expense increased $153,717 or 31.7% for the six months ended June 30, 1996 compared with the same period in 1995. These increases were primarily due to the addition of banking locations in Mt. Pleasant, South Carolina and Wilmington, North Carolina. Other operating expense for the three months ended June 30, 1996 increased slightly compared with the same period in 1995.

Income Taxes

     The provision for income taxes for the second quarter of 1996 increased $127,512 or 28.2% from the same period in 1995. For the six months ended June 30, 1996, the provision increased $189,655 or 20.8% from the same period in 1995. The provision for income taxes increased in 1996 primarily due to higher income before taxes since tax rates remained approximately the same as 1995.

Financial Position

    	For the second quarter of 1996, average total assets increased 24.4% while average deposits increased 22.8% from the second quarter of 1995. For the six months ended June 30, 1996, average total assets increased 23.1% while average deposits increased 21.4 % from the same period in 1995.

    	Due to the seasonal nature of the Myrtle Beach and Hilton Head Island market areas, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. Thus, the Corporation historically has a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks and a line of credit with the Federal Home Loan Bank ("FHLB").

    	The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB advances totaled $18,000,000 at June 30, 1996 versus $10,000,000 at June 30, 1995.

     The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first six months of 1996 being 6.8% versus 7.6% for the same period in 1995. At June 30, 1996, the total risk-based capital ratio was 11.2% compared with 12.2% at December 31, 1995. The leverage ratio at June 30, 1996 was 6.3% compared with 6.8% at December 31, 1995.

Other Events

    	The Anchor Bank and The Anchor Bank of North Carolina expect to merge into one entity late in the third quarter of 1996. By bringing the two subsidiary banks together, the Corporation will achieve greater economies of scale and improved efficiencies. The Anchor Bank will survive the merger and The Anchor Bank of North Carolina's five branch offices will become part of The Anchor Bank branch system. The Anchor Bank of North Carolina customers will continue to be served by the same employees who have assisted them in the past and will not need to make any changes in their banking routine. After the merger is completed, customers of both institutions will be able to do their banking at any of The Anchor Bank's eighteen branches along the coast of North Carolina and South Carolina.

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

        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996

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




                                        /s/ Stephen L. Chryst
                                        Stephen L. Chryst, President and
                                          Chief Executive Officer


                                        /s/ Tommy E. Looper
                                        Tommy E. Looper, Executive Vice
                                          President and Chief Financial
                                          Officer


                                        /s/ John J. Moran
                                        John J. Moran, Senior Vice President
                                          and Comptroller




Date :  August 5, 1996