Form 10-Q
period 1996-09-30
ANCHOR FINANCIAL CORP
filed 1996-11-13
CIK 741561

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996   Commission file number 0-13759


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

Yes  X     No


	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at November 12, 1996
(Common stock, $6.00 par value)                         2,559,340

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                       PAGE NO.


Part I - Financial Information

	Consolidated Balance Sheet - September 30, 1996
        and December 31, 1995                                             1

	Consolidated Statement of Income - Three Months
        and Nine months ended September 30, 1996 and 1995                 2

	Consolidated Statement of Cash Flows -
        Nine months ended September 30, 1996 and 1995                     3

        Notes to Consolidated Financial Statements                        4-7

	Management's Discussion and Analysis of
        Financial Condition and Results of Operation                      8-12


Part II - Other Information

        Item 1 - Legal Proceedings                                        13
        Item 2 - Changes in Securities                                    13
        Item 3 - Defaults Upon Senior Securities                          13
	Item 4 - Submission of Matters to a Vote
                    of Security-Holders                                   13
        Item 5 - Other Information                                        13
        Item 6 - Exhibits and Reports on Form 8-K                         13

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                        September 30,    December 31,
                                                            1996            1995
                                                         (Unaudited)         <F1>
Assets
Cash and due from banks                                $ 23,171,294    $ 20,516,188
Interest-bearing balances due from banks                     99,000          99,000
Investment securities:
    Held-to-maturity, at amortized cost (fair
     value of $20,461,662 in 1996 and $32,881,489
     in 1995)                                            21,126,073      31,403,494
    Available-for-sale, at fair value (amortized
     cost of $83,263,053 in 1996 and $52,407,146
     in 1995)                                            82,983,686      52,043,206
             Total investment securities                104,109,759      83,446,700

Loans                                                   322,215,245     285,129,012
    Less - unearned income                                  (23,983)        (25,477)
         - allowance for loan losses                     (3,609,181)     (3,045,656)
             Net loans                                  318,582,081     282,057,879

Premises and equipment                                   15,787,880      13,866,646
Other assets                                              9,281,935       7,520,004
             Total assets                              $471,031,949    $407,506,417

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
     Demand deposits                                   $ 73,253,657    $ 61,748,670
     NOW and Money Market accounts                      207,179,821     168,984,005
     Time deposits $100,000 and over                     25,437,246      35,505,253
     Other time and savings deposits                     92,705,400      87,637,828
             Total deposits                             398,576,124     353,875,756
     Federal funds purchased and securities sold
      under agreements to repurchase                      7,493,970       1,748,127
     Other short-term borrowings                          7,468,640         954,451
     Long-term debt                                      18,000,000      15,000,000
     Subordinated notes                                   5,000,000       5,000,000
     Other liabilities                                    3,533,776       2,386,065
             Total liabilities                          440,072,510     378,964,399
 Stockholders' Equity:
   Common stock, $6.00 par value; 7,000,000 shares
    authorized; shares issued and outstanding -
    2,555,171 in 1996 and 2,540,420 in 1995              15,331,026      15,245,910
   Surplus                                                  930,033         875,331
   Retained earnings                                     15,625,033      12,964,631
   Unrealized gains (losses) on investment securities
     available-for-sale, net of tax                        (183,044)        292,755
   Unearned ESOP shares                                    (743,609)       (836,609)
             Total stockholders' equity                  30,959,439      28,542,018
             Total liabilities and
              stockholders' equity                     $471,031,949    $407,506,417

<F1>	Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                    Nine months ended              Three months ended
                                      September 30,                   September 30,
                                1996             1995            1996           1995
INTEREST INCOME:
Interest and fees on loans    $21,826,929     $18,550,502     $7,553,937     $6,509,009
Interest on investment
  securities:
   Taxable                      4,309,942       3,261,802      1,607,569      1,120,463
   Non-taxable                    151,273         141,624         49,750         47,450
Other interest income             267,962         346,828         41,751        267,834
  Total interest income        26,556,106      22,300,756      9,253,007      7,944,756
INTEREST EXPENSE:
Interest on deposits           10,637,068       9,135,728      3,614,580      3,288,696
Interest on short-term
  borrowings                      130,341         229,804         58,736         36,333
Interest on long-term debt        823,947         242,479        280,123        167,490
Interest on subordinated notes    329,284         330,208        110,578        111,703
  Total interest expense       11,920,640       9,938,219      4,064,017      3,604,222

Net interest income            14,635,466      12,362,537      5,188,990      4,340,534
Provision for loan losses         590,000         455,500        200,000        206,000
Net interest income after
  provision for loan losses    14,045,466      11,907,037      4,988,990      4,134,534

NONINTEREST INCOME:
Service charges on deposit
  accounts                      1,447,640       1,127,199        483,444        365,894
Commissions and fees              707,379         492,190        301,562        204,815
Trust income                      183,891         160,631         57,446         57,254
Gains on sales of
  mortgage loans                  145,467         200,867         47,247         73,212
Gains (losses) on sales of
  investment securities, net      (14,523)         36,884         (3,860)             0
Other operating income            284,002         157,665         70,377         54,039
  Total noninterest income      2,753,856       2,175,436        956,216        755,214

NONINTEREST EXPENSE:
Salaries and employee
  benefits                      6,155,825       5,316,075      2,122,853       1,888,043
Net occupancy expense             983,405         749,985        343,718         270,607
Equipment expense                 955,282         761,889        316,170         276,494
Other operating expense         3,397,331       3,189,106      1,071,834         989,585
  Total noninterest expense    11,491,843      10,017,055      3,854,575       3,424,729

Income before income taxes      5,307,479       4,065,418      2,090,631       1,465,019
Provision for income taxes      1,868,229       1,431,661        765,579         518,666
Net income                     $3,439,250      $2,633,757     $1,325,052      $  946,353

Net income per share           $     1.31      $     1.04     $     0.50      $     0.37
Weighted average common
  shares outstanding            2,616,014       2,540,420      2,630,707       2,540,420

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                            Nine months ended
                                                               September 30,
                                                           1996           1995
Cash flows from operating activities:
 Net income                                           $ 3,439,250   $ 2,633,757
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Accretion and amortization of investment securities     (39,058)       58,716
  Depreciation of premises and equipment                  928,133       744,355
  Amortization of intangible assets                       297,748       241,926
  Provision for loan losses                               590,000       455,500
  Gains on sales of investment securities                  14,523       (36,884)
  Gains on sales of mortgage loans                       (145,467)     (200,867)
  Gains on sales of premises and equipment                  3,833       (21,730)
  Change in interest receivable                           151,921        (2,944)
  Change in prepaid expenses                               54,462       270,708
  Change in income taxes payable                            2,206        42,832
  Change in deferred taxes                               (260,434)      237,587
  Change in interest payable                              127,685       226,531
  Change in accrued expenses                              265,370        83,838
  Origination of mortgage loans held for sale          (8,172,600)   (9,677,155)
  Proceeds from sales of mortgage loans held for sale   8,097,817    10,385,880
    Net cash provided by operating activities           5,355,389     5,442,050

Cash flows from investing activities:
 Purchase of investment securities held-to-maturity    (2,053,654)   (3,980,698)
 Proceeds from maturities of investment
   securities held-to-maturity                         12,296,120     5,943,525
 Purchase of investment securities available-
   for-sale                                           (52,074,966)  (13,489,344)
 Proceeds from sales of investment securities
   available-for-sale                                  10,458,539     2,286,575
 Proceeds from maturities of investment
  securities available-for-sale                        10,007,056     3,930,783
 Net change in loans                                  (36,893,953)  (27,760,287)
 Capital expenditures                                  (2,894,742)   (2,761,091)
 Proceeds from sale of premises and equipment              41,542        62,159
 Other, net                                            (1,000,595)     (541,876)
    Net cash used for investing activities            (62,114,653)  (36,310,254)

Cash flows from financing activities:
 Net change in deposits                                44,700,369    41,914,051
 Net change in federal funds purchased and
   securities sold under agreements to repurchase       5,745,843    (4,130,158)
 Net change in short-term borrowings                    6,514,189    (4,807,664)
 Proceeds from issuance of long-term debt               3,000,000    10,000,000
 Proceeds from issuance of stock in
   accordance with:
   Dividend Reinvestment Plan                              30,405             0
   Stock Option Plan                                       74,412             0
 Net change in unearned ESOP Shares                       153,000       101,375
 Cash dividends paid                                     (803,848)     (685,912)
    Net cash provided by financing activities          59,414,370    42,391,692

Net change in cash and cash equivalents                 2,655,106    11,523,488
Cash and cash equivalents at January 1                 20,615,188    19,937,551
Cash and cash equivalents at September 30             $23,270,294   $31,461,039

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

       	The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

       	For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


NOTE 2:	RESERVE FOR LOAN LOSSES

       	Activity in the reserve for loan losses for the nine months ended September 30, 1996 and 1995 are summarized as follows:

                                                   1996             1995
        Balance, beginning of year              $3,045,656       $2,795,941
        Provision charged to operations            590,000          455,500
        Recoveries of charged off loans            235,792           60,275
        Loans charged off                         (262,267)        (395,731)
                                                $3,609,181       $2,915,985


NOTE 3: NONPERFORMING ASSETS

        The following is a summary of nonperforming assets at September
        30, 1996 and 1995. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                      1996              1995
        Nonaccrual loans                          $  166,683        $   407,909
        Loans past due ninety days or more             8,164             39,008
        Other real estate owned                            0              6,500
        Total nonperforming assets                $  174,847        $   453,417



NOTE 4:	INCOME TAXES

       	The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:



                                                       1996             1995
        Deferred tax liabilities:

        Tax depreciation over book                  ($554,331)       ($499,063)
        Net unrealized gain SFAS 115                        0          (79,966)
        Other, net                                   (220,486)        (151,839)
        Total deferred tax liabilities               (774,817)        (730,868)

        Deferred tax assets:

        Allowance for loan losses                     911,717          687,819
        Deferred loan fees and costs                  238,467          244,466
        Deferred compensation                         197,983          167,487
        Net unrealized loss SFAS 115                   96,323                0
        Other, net                                    163,925          105,972
        Total deferred tax assets                   1,608,415        1,205,744

        Net deferred tax asset                       $833,598       $  474,876



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


        The principal maturity of long-term debt for the next five years subsequent to September 30, 1996 is $5,000,000 in 1998, $3,000,000
        in 1999, $5,000,000 in 2000, and $10,000,000 there after.


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

                   ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7: IMPAIRED LOANS

        Adoption of SFAS Nos. 114 and 118 as of January 1, 1995 resulted in the identification of certain loans which were considered impaired under the provisions of SFAS No. 114. Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at September 30, all of which are held by the bank subsidiaries, are summarized in Note 3.

        At September 30, 1996, impaired loans had a related specific allowance for loan losses totaling $17,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 1996.


NOTE 8: OTHER MATTERS

        At September 30, 1996, outstanding standby letters of credit totaled $418,858.

        For the nine months ended September 30, 1996 and 1995, the Corporation paid interest of $11,792,955 and $9,711,687 respectively. The Corporation paid income taxes of $2,018,630 during the nine months ended September 30, 1996 and $1,151,242 during the same period in 1995.

                     Management's Discussion and Analysis


Net Income

       	Net income for the third quarter of 1996 was $1,325,052 an increase of $378,699 or 40.0% from the $946,353 for the same period in 1995. Net income per share for the third quarter increased 35.2% from $0.37 in 1995 to $0.50 in 1996.

        The primary factors affecting this increase were an increase of $848,456 in net interest income and an increase in noninterest income of $201,002. These positive factors were partially offset by increases in noninterest expense of $429,846 and the provision for income taxes of $246,913. The provision for loan losses decreased slightly during this period.

        Net income for the nine months ended September 30, 1996 was $3,439,250, an increase of $805,493 or 30.6% from the $2,633,757 for the same period in 1995. Net income per share for this period increased 26.8% from $1.04 in 1995 to $1.31 in 1996. Excluding securities transactions, net income increased $839,243 or 32.2%.

       	The primary factors affecting this increase were an increase of $2,272,929 in net interest income and an increase in noninterest income of $578,420. These positive factors were partially offset by increases in noninterest expense of $1,474,788, the provision for income taxes of $436,568, and the provision for loan losses of $134,500.

        Annualized return on average total assets for the third quarter of 1996 was 1.12% compared with 0.95% in 1995. For the nine months ended September
30, 1996, annualized return on average total assets was 1.02% compared with 0.94% in 1995. Annualized return on average stockholders' equity for the third quarter of 1996 was 16.79% compared with 13.38% in 1995. For the nine months ended September 30, 1996, annualized return on average stockholders' equity was 15.10% compared with 12.83% for the same period in 1995.

Net Interest Income

        Net interest income, the major component of the Corporation's net income, was $5,188,990 for the third quarter of 1996, an increase of $848,456 or 19.6% from the $4,340,534 reported for the same period in 1995. This increase was primarily attributed to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.79% in 1995 to 4.82% in 1996. The increased volume of earning assets was primarily the result of quality loan demand during the period.

        Interest income increased $1,308,251 or 16.5% for the three months ended September 30, 1996 compared with the same period in 1995. The increase was due to an increase in the volume of earning assets since the yield on earning assets decreased from 8.74% in 1995 to 8.58% in 1996. Average loans increased $56.0 million or 21.2% and average investment securities increased $26.8 million or 33.5% for the third quarter of 1996 compared with the same period in 1995. Average interest earning assets represented 91.6%
of average total assets during the third quarter of 1996 compared with 91.3% in 1995. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 73.0% in 1995 to 74.5% in 1996. A slight decrease in the yield on loans caused by a lower prime lending rate was the primary reason for the decline in the yield on earning assets during the period.

       	Interest expense increased $459,795 or 12.8% for the three months ended September 30, 1996 compared with the same period in 1995. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities since the rate paid on average interest-bearing liabilities decreased from 4.80% for the three months ended September 30, 1995 to 4.52% for the same period in 1996. Average interest-bearing liabilities increased $60.1 million or 20.2% for the third quarter of 1996 compared with the same period in 1995. Average interest-bearing liabilities represented 83.2% of funding sources during the third quarter of 1996 compared with 82.2% in 1995.

       	For the nine months ended September 30, 1996, net interest income increased $2,272,929 or 18.4% from the same period in 1995. The primary reason for this increase was the increased volume of earning assets during the period because the tax equivalent net yield on earning assets decreased from 4.88% for the first nine months of 1995 to 4.75% for the same period in 1996. The decrease in net yield during the third quarter primarily reflects the effect of a slight change in the mix of earning assets and funding sources. The increased volume of earning assets was primarily the result of quality loan demand during the period.

        Interest income increased $4,255,350 or 19.1% for the nine months ended September 30, 1996 compared with the same period in 1995. The increase was due to an increase in the volume of average interest-earning assets since the yield of earning assets decreased from 8.79% in 1995 to 8.59% in 1996. Average loans increased $53.8 million or 21.0% and average investment securities increased $21.1 million or 27.5% for the nine months ended
September 30, 1996 compared with the same period in 1995. Average interest-earning assets represented 91.5% of average total assets during the nine months ended September 30, 1996 versus 91.3% in 1995. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 75.2% in 1995 to 74.8% in 1996.

        Interest expense increased $1,982,421 or 20.0% for the nine months ended September 30, 1996 compared with the same period in 1995. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities, since the rate paid on these funds decreased during the period. Average interest-bearing liabilities increased $65.9 million or 23.3% for the nine months ended September 30, 1996 compared with the same period in 1995. The rate paid on average interest-bearing liabilities decreased slightly from 4.70% for the nine months ended September 30, 1995 to 4.57% in 1996. Average interest-bearing liabilities represented 84.3% of funding sources during the nine months ended September 30, 1996 compared with 83.2% in 1995.

Provision for Loan Losses

        A $200,000 provision for loan losses was made during the third quarter of 1996 compared with a provision of $206,000 in 1995. The provision for loan losses declined during the third quarter of 1996 primarily due to the significant decline in levels of net charge-offs and nonperforming loans.
The provision for loan losses for the nine months ended September 30, 1996 was $590,000 versus $455,500 for the same period in 1995. The increase in the provision for loan losses for the nine months ended September 30, 1996 was primarily due to loan growth since credit quality measures remain favorable.

       	At September 30, 1996 and 1995 the ratio of annualized net charge-offs to average loans was 0.01% and 0.18%, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.05% at September 30, 1996 compared with 0.17% at September 30, 1995.

        The reserve for loan losses at September 30, 1996 and December 31, 1995 represented 1.12% and 1.07% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at September 30, 1996 is adequate to cover potential losses in the portfolio.

Noninterest Income

       	Noninterest income for the third quarter of 1996 increased $201,002 or 26.6% from the same period in 1995. Noninterest income before investment securities transactions for the third quarter of 1996 increased $204,862 or 27.1% from the same period in 1995. The primary factors attributing to this increase were increases in service charges on deposit accounts of $117,550 or 32.1%, and commissions and fees of $96,747 or 47.2%.

       	The increase in service charges on deposit accounts was due to the significant growth in deposits and an increase in certain prices. The increase in commissions and fees resulted primarily from increased revenue generated by credit card merchant services. During the third quarter of 1996 mortgage banking income (which includes profits from the origination and sale of loans) decreased $25,965 or 35.5% from the same period in 1995. The significant decrease in mortgage banking income was the result of lower refinancing activity experienced during the third quarter of 1996.

        Noninterest income for the nine months ended September 30, 1996 increased $578,420 or 26.6% from the same period in 1995. Noninterest income before investment securities transactions for the nine months ended
September 30, 1996 increased $629,827 or 29.5% from the same period in 1995. The primary factors attributing to this increase were increases in service charges on deposit accounts of $320,441 or 28.4% and commissions and fees of $215,189 or 43.7%.

       	The increase in service charges on deposit accounts was due to the significant growth in deposits and an increase in certain prices. The increase in commissions and fees resulted primarily from increased revenue generated by credit card merchant services. Other operating income for the nine months ended September 30, 1996 increased $126,337 or 80.1% from the same period in 1995. The increase in other operating income was primarily due to non-recurring life insurance proceeds received from deferred compensation plans of previous directors of $100,657. During the first nine months of 1996 mortgage banking income decreased $55,400 or 27.6% from the same period in 1995. The decrease in mortgage banking income was the result of lower refinancing activity experienced during the first nine months of 1996.

Noninterest Expense

       	Noninterest expense for the third quarter of 1996 increased $429,846 or 12.6 % from the same period in 1995. This increase was the result of increases in salaries and employee benefits, net occupancy expense, and equipment expense caused by the Corporation's continued strong growth.

        Salaries and employee benefits for the third quarter of 1996 increase $234,810 or 12.4% from the same period in 1995. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation.

        Net occupancy expense increased $73,111 or 27.0% and equipment expense increased $39,676 or 14.4% for the third quarter of 1996 compared with the same period in 1995. These increases were primarily due to the addition of banking locations in Mt. Pleasant, South Carolina and Wilmington, North Carolina. Other operating expense for the three months ended September 30, 1996 increased $82,249 or 8.3% compared with the same period in 1995.

       	For the nine months ended September 30, 1996, noninterest expense increased $1,474,788 or 14.7% from the same period in 1995. This increase was the result of increases in each of the categories of noninterest expense again caused by the significant growth of the Corporation.

       	Salaries and employee benefits for the nine months ended September 30, 1996 increased $839,750 or 15.8% from the same period in 1995. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation.

       	Net occupancy expense increased $233,420 or 31.1% and equipment expense increased $193,393 or 25.4% for the nine months ended September 30, 1996 compared with the same period in 1995. These increases were primarily due to the addition of banking locations in Mt. Pleasant, South Carolina and Wilmington, North Carolina. Other operating expense for the nine months ended September 30, 1996 increased $208,225 or 6.5% compared with the same period in 1995.

Income Taxes

       	The provision for income taxes for the third quarter of 1996 increased $246,913 or 47.6% from the same period in 1995. For the nine months ended September 30, 1996, the provision increased $436,568 or 30.5% from the same period in 1995. The provision for income taxes increased in 1996 primarily due to higher income before taxes since tax rates remained approximately the same as 1995.

Financial Position

        For the third quarter of 1996, average total assets increased 18.4% while average deposits increased 17.1% from the third quarter of 1995. For the nine months ended September 30, 1996, average total assets increased 21.4% while average deposits increased 19.8 % from the same period in 1995.

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

       	The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $18,000,000 at September 30, 1996 versus $10,000,000 at September 30, 1995.

        The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first nine months of 1996 being 6.7% versus 7.4% for the same period in 1995. At September 30, 1996, the total risk-based capital ratio was 11.6% compared with 12.2% at December 31, 1995. The leverage ratio at September 30, 1996 was 6.4% compared with 6.8% at December 31, 1995.

Other Events

        On October 4, 1996, the Corporation merged its two banking subsidiaries, The Anchor Bank and The Anchor Bank of North Carolina. The Anchor Bank survived the merger and The Anchor Bank of North Carolina's five branch offices are now part of The Anchor Bank branch system. By bringing the two subsidiary banks together, the Corporation will achieve greater economies of scale and improved efficiencies. The Anchor Bank of North Carolina customers continue to be served by the same employees who assisted them in the past and did not need to make any changes in their banking routine. Customers of both institutions are now able to do their banking at any of The Anchor
Bank's eighteen branches along the coast of North Carolina and South
Carolina.

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

        (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

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




Date:  November 12, 1996