Form 10-K
period 1996-12-31
ANCHOR FINANCIAL CORP
filed 1997-03-28
CIK 741561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 3, 1997, the Corporation had 2,559,340 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $85,417,973, based on the market price of $33.375 per share on March 3, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1996 Annual Report to Stockholders of the Corporation are incorporated herein by reference in response to Part I and Part II. Portions of the Proxy Statement dated March 28, 1997 relating to the Annual Meeting of Stockholders of the Corporation to be held April 24, 1997 are incorporated herein by reference in response to Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Anchor Financial Corporation (the "Corporation") is a registered bank holding company incorporated in 1984 under the laws of the State of South Carolina. The purpose for incorporation was to acquire The Anchor Bank (the "Bank") and to invest in other bank related businesses. The Corporation provides its customers with banking services through its principal subsidiary, the Bank, and data processing services through its subsidiary, Anchor Automated Services, Inc. The Corporation owns 100% of the issued and outstanding stock of the Bank and Anchor Automated Services, Inc. (collectively the "Subsidiaries").

         The principal role of the Corporation is to supervise and coordinate the activities of its Subsidiaries and to provide them with capital and services of various kinds. The Corporation derives substantially all of its income from dividends from the Bank. Such dividends are determined on an individual basis, generally in relation to the Bank's earnings, deposit growth and capital position.

THE ANCHOR BANK

         Organized in 1974 as a state-chartered bank, The Anchor Bank of Myrtle Beach, Inc. was acquired by the Corporation on June 15, 1984, and subsequently changed its name to The Anchor Bank.

         In accordance with the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, the Corporation merged its two banking subsidiaries, The Anchor Bank and The Anchor Bank of North Carolina on October 4, 1996. The Anchor Bank survived the merger and all information presented in this report reflects this merger for all periods presented.

         The Bank accounted for 100% of the Corporation's total consolidated assets as of December 31, 1996, and over 100% of total net income for 1996. The Bank conducts its business through eighteen branches along the North Carolina and South Carolina coasts.

         The primary market area served by the Bank is centered in the City of Myrtle Beach, South Carolina and includes the entire segment of the South Carolina coast known as the Grand Strand which stretches from Little River to Pawleys Island and west to Conway, South Carolina. In the merger with 1st Atlantic Bank in 1993, the Bank acquired two offices in Little River and Cherry Grove, South Carolina which are approximately 20 miles north of Myrtle Beach.
In 1994, the Bank opened a branch office in the Crescent Beach section of North Myrtle Beach, South Carolina which is 10 miles north of Myrtle Beach. In 1995, the Bank opened branches in Mount Pleasant, South Carolina and Wilmington, North Carolina. Mount Pleasant is located north of Charleston, South Carolina and Wilmington is located in the southeast corner of North Carolina. In 1996, the Bank opened an additional branch office in Wilmington, North Carolina. The Bank maintains three other branch offices in the coastal communities of Wilmington, Hampstead, and Jacksonville, North Carolina. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant amount of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to wide swings in activity between the winter and summer months.

         On July 17, 1995, the Bank formed Anchor Capital Corporation ("ACC"), a non-bank securities brokerage firm, to market non-traditional banking products to customers in all its markets. ACC offers mutual funds, annuities, and other securities.

         For the year ended December 31, 1996, approximately 74% of the revenues of the Bank were derived from interest and fees on loans, 15% from income on investment securities, 1% from temporary investments, 5% from service charges on deposit accounts, and 5% from other sources.

         The Bank offers a full range of banking services, including trust services, to both businesses and individuals in its market area. These services include regular and interest checking, money market, savings and time deposit accounts as well as personal and business loans. The Bank also provides automated twenty-four hour banking for the convenience of their customers.

ANCHOR AUTOMATED SERVICES, INC.

         Chartered in July 1985, Anchor Automated Services, Inc. has previously provided data processing services to the Corporation and the Bank, as well as to the public. This subsidiary was inactive for the year ended December 31, 1996.


EMPLOYEES

         At December 31, 1996, the Corporation and its Subsidiaries employed a total of 223 full-time equivalent persons.

COMPETITION

         The Bank faces intense competition for deposits from other banks (including super-regional banks), savings and loan associations, federal savings banks, and credit unions. In addition, many other companies such as brokerage firms and insurance companies compete for loans and deposits. The Bank's deposits totaled $420.2 million on June 30, 1996. The Bank had market share of 13.3% in its primary market area. No institution had market share exceeding 15% in this primary market area. The Bank had 11.1% and 2.8% market share in all its South Carolina and North Carolina markets, respectively.

         Reference is made to the Corporation's competitive position as measured in terms of market share of commercial bank deposits on June 30, 1996. Any such reference is intended solely as a method of placing the competition in perspective as of that particular date. Due to the intense competition in the banking business, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

SUPERVISION AND REGULATION

THE CORPORATION

         The Corporation is under the supervisory and regulatory authority granted the Federal Reserve Board of Governors (the "Board") by the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Corporation and each of its subsidiaries. Under the Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their banking subsidiaries. However, the Act authorizes the Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The Act requires every bank holding company to obtain the prior approval of the Board before it may acquire substantially all the assets of any bank or ownership or control, directly or indirectly, of more than five percent of the voting shares of any such bank. The Act prohibits the Board from approving an application by a registered bank holding company to acquire shares of a bank located outside the state in which the operations of the applicant's banking subsidiaries are principally conducted unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located or the acquisition involves a closed or failed bank, which also requires special regulatory approval.

         The States of South Carolina and North Carolina, where the Corporation currently operates, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. South Carolina and North Carolina have enacted regional reciprocal banking acts.

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

THE ANCHOR BANK

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

         In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act recapitalized the Bank Insurance Fund, of which the Bank is a member, substantially revised bank regulations, including capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required bank holding companies in certain circumstances to guarantee the capital compliance of their banks. Among other things, FDICIA required the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA established five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized," as defined by regulations recently adopted by the Federal Reserve, the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2% of total tangible assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

         At December 31, 1996, the Bank was "well capitalized," and was not subject to any of the foregoing restrictions.

         FDICIA contains numerous other provisions, including reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy.

         On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("1994 Act"). The 1994 Act provides for nationwide interstate banking and branching with certain limitations. The 1994 Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1996. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

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

         Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions, are being considered by the executive branch of the Federal government, Congress and various state governments, including South Carolina and North Carolina. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Bank.

         As a state nonmember bank with deposits insured by the FDIC, the Bank is subject to the supervisory and regulatory authority of the FDIC and the South Carolina State Board of Financial Institutions. The South Carolina State Board of Financial Institutions and the North Carolina Banking Commission regulate all areas of commercial banking operations of state chartered banks under their supervision, including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches and other aspects of operations.

RESEARCH

         The Corporation makes no expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

         Neither the Corporation nor the Bank is dependent upon a single customer or very few customers. The economy of the Corporation's primary market area is however heavily dependent on the tourism industry. Any adverse change in the local tourism market is likely to have an adverse effect on the local economy as well as the business and operations of the Corporation.


ITEM 2.  PROPERTIES

         The main office of the Bank, which also serves as the principal office of the Corporation, is located at 2002 Oak Street, Myrtle Beach, South Carolina. The main office is an approximately 23,000 square foot, multi-story office building that is owned by the Bank. To the limited extent necessary, the Corporation occupies office space owned by the Bank.

         The Bank owns the real property for thirteen of the branch offices. The Bank owns the buildings but leases the land for five branch offices and leases the land and buildings on which one branch office is located from unaffiliated third parties under long-term leases. None of the properties owned by the Corporation or the Bank are encumbered.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 1996, the Corporation had no material pending legal proceedings or other actions, to which the Corporation or any of its Subsidiaries is a party or of which any of their property is the subject, that are expected to have any material adverse effect on the financial condition or results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Corporation during the fourth quarter of 1996.

                                     PART II

ITEM 5.      MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

             The information appearing on page 60 of the Corporation's 1996 Annual Report to Stockholders of the Corporation is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

             The information appearing on page 17 of the Corporation's 1996 Annual Report to Stockholders of the Corporation is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

             The information appearing on pages 16 through 33 of the Corporation's 1996 Annual Report to Stockholders of the Corporation is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The following consolidated financial statements and supplementary data, included in the Corporation's 1996 Annual Report to Stockholders at the pages indicated are incorporated herein by reference:

         Consolidated Balance Sheet at December 31, 1996 and 1995             35

         Consolidated Statement of Income for each of the three
          years in the period ended December 31, 1996                         36

         Consolidated Statement of Changes in Stockholders' Equity
          for each of the three years in the period ended
          December 31, 1996                                                   37

         Consolidated Statement of Cash Flows for each of the
          three years in the period ended December 31, 1996                   38

         Notes to Consolidated Financial Statements                        39-57

         Report of Independent Accountants                                    34

         Quarterly Financial Summary for 1996 and 1995                        57


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Corporation had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1996, 1995, or 1994.

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

Stephen L. Chryst (51)
President and Chief Executive Officer of the Corporation since 1984 and the Bank since 1982.

Robert E. Coffee, Jr. (49)
Executive Vice President and Chief Administrative Officer of the Bank since 1993. Mr. Coffee previously served as President of 1st Atlantic Bank from 1986 through 1993.

Robert R. DuRant, III (51)
Executive Vice President and Chief Credit Officer of the Bank since February
1988.

Tommy E. Looper (49)
Executive Vice President and Chief Financial Officer of the Corporation and the Bank since 1987.

* Incorporated by reference to the Corporation's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Corporation.

ITEM 11.          EXECUTIVE COMPENSATION

         The information appearing on pages 6 through 11 of the Corporation's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Corporation is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained on page 5 of the Corporation's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Corporation is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing on page 12 of the Corporation's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Corporation is incorporated herein by reference.

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

    (3)           Exhibits

                  3.1          Articles of Incorporation, as amended
                  3.2          By-Laws
                  10           Material Contracts:
                               (a)  Anchor Financial Corporation, The Anchor
                                    Bank and The Anchor Bank of North Carolina
                                    Incentive Stock Option Plan of 1996
                                    (incorporated herein by reference to the
                                    Corporation's Form 10-K for the year ended
                                    December 31, 1995).
                               (b)  Anchor Financial Corporation, The Anchor
                                    Bank and The Anchor Bank of North Carolina
                                    Incentive Stock Option Plan of 1995
                                    (incorporated herein by reference to the
                                    Corporation's Form 10-K for the year ended
                                    December 31, 1993).
                               (c)  Non-Qualified Stock Option Plan of 1988
                                    dated November 14, 1988 (incorporated herein
                                    by reference to the Corporation's Form 10-K
                                    for the year ended December 31, 1988).
                  13           1996 Annual Report to Stockholders for the fiscal
                               year ended December 31, 1996.
                  21           Subsidiary of the Registrant
                  23.1         Consent of Price Waterhouse LLP


(b) No reports of Form 8-K were filed during the fourth quarter of 1996.



    THIS REPORT HAS NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), NOR HAS THE COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY OF THIS REPORT. EXCEPT FOR THOSE PORTIONS OF THE 1996 ANNUAL REPORT TO STOCKHOLDERS WHICH ARE EXPRESSLY INCORPORATED BY REFERENCE IN THIS FORM 10-K, THE ANNUAL REPORT TO STOCKHOLDERS IS NOT TO BE DEEMED "FILED" WITH THE COMMISSION.

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

                              Date: March 28, 1997



                             By /s/ Tommy E. Looper
                                (Tommy E. Looper,
                          Executive Vice President and
                            Chief Financial Officer)

                              Date: March 28, 1997



                              By /s/ John J. Moran
                                 (John J. Moran,
                            Senior Vice President and
                                  Comptroller)

                              Date: March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

   Signature                             Title

   /s/ Stephen L. Chryst                 President, Chief Executive Officer and
                                          Director
   /s/ Tommy E. Looper                   Executive Vice President, Chief
                                          Financial Officer and Director
   /s/ C. Jason Ammons, Jr.              Director
   /s/ Howell V. Bellamy, Jr.            Director
   /s/ James E. Burroughs                Director
   /s/ J. Bryan Floyd                    Director
   /s/ W. Gairy Nichols, III             Director
   /s/ Thomas J. Rogers                  Director
   /s/ Albert A. Springs, III            Director
   /s/ Harry A. Thomas                   Director
   /s/ Zeb M. Thomas, Sr.                Director


   Date: March 28, 1997

EXHIBIT    EXHIBIT TITLE

 3.1       Articles of Incorporation, as amended

 3.2       By-Laws

 13 1996 Annual Report to Stockholders for the fiscal year ended December 31, 1996.

 21        Subsidiary of the Registrant

 23.1      Consent of Price Waterhouse LLP