Form 10-Q
period 1997-03-31
ANCHOR FINANCIAL CORP
filed 1997-05-06
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997           Commission file number 0-13759


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


            Class                                 Outstanding at April 30, 1997
(Common stock, $6.00 par value)                           2,559,340

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                    PAGE NO.


Part I - Financial Information

         Consolidated Balance Sheet - March 31, 1997
         and December 31, 1996                                         1

         Consolidated Statement of Income - Three months
         ended March 31, 1997 and 1996                                 2

         Consolidated Statement of Cash Flows -
         Three months ended March 31, 1997 and 1996                    3

         Notes to Consolidated Financial Statements                    4-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operation                  8-10


Part II - Other Information

         Item 1 - Legal Proceedings                                   11
         Item 2 - Changes in Securities                               11
         Item 3 - Defaults Upon Senior Securities                     11
         Item 4 - Submission of Matters to a Vote
                      of Security-Holders                             11
         Item 5 - Other Information                                   11
         Item 6 - Exhibits and Reports on Form 8-K                    11

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                         March 31,                December 31,
                                                                                     -------------------------------------------
                                                                                           1997                      1996
                                                                                     -------------------------------------------
                                                                                       (Unaudited)                   <F1>

ASSETS
  Cash and due from banks                                                         $          22,204,071   $          25,346,998
  Interest-bearing balances due from banks                                                      808,319                 316,654
  Federal Funds Sold                                                                          1,610,000                       0
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $14,616,152
      in 1997 and $18,225,853 in 1996)                                                       14,652,883              18,187,108
    Available-for-sale, at fair value (amortized cost of $92,304,815
      in 1997 and  $81,272,830 in 1996)                                                      92,407,696              82,044,037
                                                                                     -------------------------------------------
  Total Investment Securities                                                               107,060,579             100,231,145
                                                                                     -------------------------------------------

  Loans                                                                                     366,094,143             345,429,534
    Less - unearned income                                                                      (23,781)                (24,367)
         - allowance for loan losses                                                         (4,036,533)             (3,801,201)
                                                                                     -------------------------------------------
  Net loans                                                                                 362,033,829             341,603,966
                                                                                     -------------------------------------------

  Premises and equipment                                                                     16,163,596              16,121,015
  Other assets                                                                               10,675,879               9,884,514
                                                                                     -------------------------------------------

Total assets                                                                      $         520,556,273   $         493,504,292
                                                                                     ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                             $          79,635,555   $          79,958,880
      NOW and money market accounts                                                         215,250,736             199,879,530
      Time deposits $100,000 and over                                                        60,108,248              45,099,776
      Other time and savings deposits                                                        94,351,280              95,273,664
                                                                                       -----------------------------------------
    Total deposits                                                                          449,345,819             420,211,850
    Federal funds purchased and securities
      sold under agreements to repurchase                                                     1,895,431               6,337,197
    Other short-term borrowings                                                               2,228,848               1,847,779
    Long-term debt                                                                           18,000,000              18,000,000
    Subordinated notes                                                                       11,000,000              11,000,000
    Other liabilities                                                                         4,513,234               3,132,061
                                                                                     -------------------------------------------
  Total liabilities                                                                         486,983,332             460,528,887
                                                                                     -------------------------------------------

  Stockholders' Equity:
    Common stock, $6.00 par value;  7,000,000 shares
      authorized;  shares issued and outstanding - 2,559,340
      in 1997 and 1996                                                                       15,356,040              15,356,040
    Surplus                                                                                   1,100,523               1,070,326
    Retained earnings                                                                        17,667,717              16,684,988
    Unrealized gains on investment securities
      available-for-sale, net of tax                                                             54,911                 497,301
    Unearned ESOP shares                                                                       (606,250)               (633,250)
                                                                                     -------------------------------------------
  Total stockholders' equity                                                                 33,572,941              32,975,405
                                                                                     -------------------------------------------

Total liabilities and stockholders' equity                                        $         520,556,273   $         493,504,292
                                                                                     ===========================================


<F1> Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                                           Three months ended
                                                                                 March 31,
                                                           -----------------------------------------------
                                                                   1997                      1996
                                                           -----------------------------------------------

INTEREST INCOME:
  Interest and fees on loans                             $             8,265,305    $           6,966,701
  Interest on investment securities:
    Taxable                                                            1,543,330                1,217,189
    Non-taxable                                                           65,390                   51,390
  Other interest income                                                   38,601                  169,249
                                                           -----------------------------------------------
                Total interest income                                  9,912,626                8,404,529
                                                           -----------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                 3,924,013                3,437,819
  Interest on short-term borrowings                                       58,676                   25,054
  Interest on long-term borrowings                                       274,784                  266,747
  Interest on subordinated notes                                         230,324                  109,353
                                                           -----------------------------------------------
                Total interest expense                                 4,487,797                3,838,973
                                                           -----------------------------------------------

Net interest income                                                    5,424,829                4,565,556
Provision for loan losses                                                200,000                  160,000
                                                           -----------------------------------------------

Net interest income after provision
  for loan losses                                                      5,224,829                4,405,556
                                                           -----------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                    480,434                  447,367
  Commissions and fees                                                   266,588                  172,288
  Trust income                                                            53,861                   57,313
  Gains on sales of mortgage loans                                        76,700                   60,087
  Other operating income                                                 171,151                   43,575
                                                           -----------------------------------------------
                Total noninterest income                               1,048,734                  780,630
                                                           -----------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                       2,301,851                1,975,859
  Net occupancy expense                                                  321,534                  315,417
  Equipment expense                                                      322,076                  288,578
  Other operating expense                                              1,234,534                1,150,829
                                                           -----------------------------------------------
                Total noninterest expense                              4,179,995                3,730,683
                                                           -----------------------------------------------

Income before income taxes                                             2,093,568                1,455,503
Provision for income taxes                                               758,909                  523,611
                                                           -----------------------------------------------

Net income                                               $             1,334,659    $             931,892
                                                           ===============================================


Net income per share                                     $                  0.50    $                0.36
Weighted average common shares outstanding                             2,684,868                2,605,565

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                  Three months ended March 31,
                                                                                             ---------------------------------------
                                                                                                     1997                1996
                                                                                             ---------------------------------------
Cash flows from operating activities:
  Net income                                                                               $            1,334,659   $       931,892
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Accretion and amortization of investment securities                                                   (15,566)          (12,037)
    Depreciation of premises and equipment                                                                305,122           287,273
    Amortization of intangible assets                                                                     100,891            99,500
    Provision for loan losses                                                                             200,000           160,000
    Gains on sales of mortgage loans                                                                      (76,700)          (60,087)
    Gains on sales of premises and equipment                                                              (13,873)            4,078
    Change in interest receivable                                                                        (673,481)       (1,005,494)
    Change in prepaid expenses                                                                             25,801            13,882
    Change in income taxes payable                                                                        771,739           546,815
    Change in deferred taxes                                                                             (253,765)         (198,303)
    Change in interest payable                                                                            524,953           293,691
    Change in accrued expenses                                                                            (65,429)          (43,962)
    Origination of mortgage loans held for sale                                                        (2,305,094)       (3,095,850)
    Proceeds from sales of mortgage loans held for sale                                                 3,248,144         3,243,587
    Net change in unearned ESOP shares                                                                     63,573            39,500
                                                                                             ---------------------------------------
Net cash provided by operating activities                                                               3,170,974         1,204,485
                                                                                             ---------------------------------------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                                                            0        (2,053,594)
  Proceeds from maturities of investment securities held-to maturity                                    3,526,948         7,694,851
  Purchase of investment securities available-for-sale                                                (17,378,466)      (19,852,882)
  Proceeds from sales of investment securities available-for-sale                                         984,600                 0
  Proceeds from maturities of investment securities available-for-sale                                  5,384,724         2,400,000
  Net change in loans                                                                                 (21,496,213)      (16,487,678)
  Capital expenditures                                                                                   (349,029)         (841,371)
  Proceeds from sale of premises and equipment                                                             15,200            56,590
  Other, net                                                                                              385,034        (1,467,187)
                                                                                             ---------------------------------------
Net cash used for investing activities                                                               (28,927,202)       (30,551,271)
                                                                                             ---------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                                               29,133,969        38,100,537
  Net change in federal funds purchased and securities sold under agreements to repurchase             (4,441,765)       (1,172,445)
  Net change in other short-term borrowings                                                               381,069         1,136,159
  Proceeds from issuance of long-term debt                                                                      0         3,000,000
  Proceeds from issuance of stock in accordance with Stock Option Plan                                          0            62,010
  Cash dividends paid                                                                                    (358,307)         (267,865)
                                                                                             ---------------------------------------
Net cash provided by financing activities                                                              24,714,966        40,858,396
                                                                                             ---------------------------------------

Net change in cash and cash equivalents                                                                (1,041,262)       11,511,610
Cash and cash equivalents at January 1                                                                 25,663,652        20,615,188
                                                                                             ---------------------------------------
Cash and cash equivalents at March 31                                                       $          24,622,390   $    32,126,798
                                                                                             =======================================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  NOTE 1:       BASIS OF PRESENTATION

                The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1996.

                The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

  NOTE 2:       RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the three months ended March 31, 1997 and 1996 are summarized as follows:

                                                             1997                1996
                                                         -------------       -------------

                Balance, beginning of year                 $3,801,201          $3,045,656
                Provision charged to operations               200,000             160,000
                Recoveries of charged off loans                61,781               6,558
                Loans charged off                             (26,449)            (17,973)
                                                         -------------       -------------
                                                           $4,036,533          $3,194,241
                                                         =============       =============


NOTE 3:         NONPERFORMING ASSETS

                The following is a summary of nonperforming assets at March 31, 1997 and 1996. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                              1997           1996
                                                           ---------       --------
               Nonaccrual loans                            $  78,890       $332,262
               Loans past due ninety days or more             48,449          7,841
                                                           ---------       --------
               Total nonperforming assets                  $ 127,339       $340,103
                                                           =========       ========


NOTE 4:        INCOME TAXES

               The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:

                                                           1997                 1996
                                                       ------------         -------------
               Deferred tax liabilities:

               Tax depreciation over book              ($  587,897)         ($  530,404)
               Net unrealized gain SFAS 115                (46,168)             (18,894)
               Other, net                                 (247,684)            (177,531)
                                                       ------------         -------------
               Total deferred tax liabilities             (881,749)            (726,829)
                                                       ------------         -------------

               Deferred tax assets:

               Allowance for loan losses                 1,061,908              779,463
               Deferred loan fees and costs                185,243              231,425
               Deferred compensation                       205,391              173,102
               Other, net                                  183,203              132,314
                                                      -------------         ------------
               Total deferred tax assets                 1,635,745            1,316,304
                                                      -------------         ------------

               Net deferred tax asset                 $    753,996          $   589,475
                                                      -------------         ------------

                                       5

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes at March 31 are summarized as follows:

                                                                        1997            1996
                                                                    -----------     -----------
               Parent Company:

               8.60% subordinated notes due in 2003 <F2>            $ 5,000,000     $ 5,000,000
               7.89% subordinated notes due in 2006 <F2>              6,000,000               0
                                                                    -----------     -----------
                    Total                                            11,000,000       5,000,000
                                                                    -----------     -----------
               Subsidiaries:

               5.71% Federal Home Loan Bank advance due
                in 1998                                               5,000,000       5,000,000
               5.48% Federal Home Loan Bank advance due
                 in 1999                                              3,000,000       3,000,000
               6.08% Federal Home Loan Bank advance due
                 in 2000                                              5,000,000       5,000,000
               7.21% Federal Home Loan Bank advance due
                 in 2005                                              5,000,000       5,000,000
                                                                    -----------     -----------
                    Total                                            18,000,000      18,000,000
                                                                    -----------     -----------
               Total long-term debt and subordinated notes          $29,000,000     $23,000,000
                                                                    ===========     ===========


               <F2>  Debt qualifies for inclusion in the  determination of total capital under the Risk- Based Capital Guidelines.


               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to March 31, 1997 is $5,000,000 in 1998, $3,000,000 in 1999, $5,000,000 in 2000, and
               $16,000,000 there after.


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

NOTE 7:        IMPAIRED LOANS

               Adoption of SFAS Nos. 114 and 118 as of January 1, 1996 resulted in the identification of certain loans which were considered impaired under the provisions of SFAS No. 114. Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at March 31, all of which are held by the bank subsidiaries, are summarized in Note 3.

               At March 31, 1997, impaired loans had a related specific allowance for loan losses totaling $8,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 1997.


NOTE 8:  OTHER MATTERS

               At March 31, 1997, outstanding standby letters of credit totaled $1,920,770.

               For the three months ended March 31, 1997 and 1996, the Corporation paid interest of $3,962,844 and $3,545,281 respectively. The Corporation paid income taxes of $15,000 during the three months ended March 31, 1997 and $37,500 during the same period in 1996.

                      Management's Discussion and Analysis


Net Income

      Net income for the first quarter of 1997 was $1,334,659 an increase of $402,767 or 43.2% from the $931,892 for the same period in 1996. Net income per share for the first quarter increased 39.0% from $0.36 in 1996 to $0.50 in 1997.

      The primary factors affecting this increase were an increase of $859,273 in net interest income and an increase in noninterest income of $268,104. These positive factors were partially offset by increases in noninterest expense of $449,312, the provision for income taxes of $235,298, and the provision for loan losses of $40,000.

      Annualized return on average total assets for the first quarter of 1997 was 1.08% compared with 0.88% in 1996. Annualized return on average stockholders' equity for the first quarter of 1997 was 16.08% compared with 12.67% in 1996.

Net Interest Income

      Net interest income, the major component of the Corporation's net income, was $5,424,829 for the first quarter of 1997, an increase of $859,273 or 18.8% from the $4,565,556 reported for the same period in 1996. This increase was primarily attributed to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.72% in 1996 to 4.80% in 1997. The increased volume of earning assets was primarily the result of quality loan demand during the period.

      Interest income increased $1,508,097 or 17.9% for the three months ended March 31, 1997 compared with the same period in 1996. The increase was due to an increase in the volume of earning assets and the yield on earning assets which increased from 8.67% in 1996 to 8.75% in 1997. Average loans increased $59.0 million or 20.0% and average investment securities increased $19.8 million or 23.6% for the first quarter of 1997 compared with the same period in 1996. Average interest-earning assets represented 91.7% of average total assets during the first quarter of 1997 compared with 91.5% in 1996. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 75.3% in 1996 to 76.8% in 1997.

      Interest expense increased $648,824 or 16.9% for the three months ended March 31, 1997 compared with the same period in 1996. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on average interest-bearing liabilities which increased from 4.63% for the three months ended March 31, 1996 to 4.66% for the same period in 1997. Average interest-bearing liabilities increased $57.1 million or 17.1% for the first quarter of 1997 compared with the same period in 1996. Average interest-bearing liabilities represented 84.9% of funding sources during the first quarter of 1997 compared with 85.3% in 1996.


Provision for Loan Losses

      A $200,000 provision for loan losses was made during the first quarter of 1997 compared with a provision of $160,000 in 1996. The provision for loan losses increased during the first quarter of 1997 primarily due to loan growth since credit quality measures remain favorable.

      At March 31, 1997 and 1996 the ratio of annualized net charge-offs (recoveries) to average loans was (0.04%) and 0.02%, respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.03% at March 31, 1997 compared with 0.11% at March 31, 1996.

      The reserve for loan losses at March 31, 1997 and December 31, 1996 represented 1.10% of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at March 31, 1997 is adequate to cover potential losses in the portfolio.

Noninterest Income

      Noninterest income for the first quarter of 1997 increased $268,104 or 34.3% from the same period in 1996. The primary factors attributing to this increase were increases in service charges on deposit accounts of $33,067 or 7.4%, commissions and fees of $94,300 or 54.7%, mortgage banking income of $16,613 or 27.7%, and other operating income of $127,576 or 292.8%. These positive changes were offset by a slight decrease in trust income.

      The  increase  in  service  charges  on  deposit  accounts  was due to the
significant  growth  in  deposits  and  competitive   prices.  The  increase  in
commissions and fees resulted primarily from increased revenue generated by credit card merchant services and ATM terminal fees. Mortgage banking income (which includes normal servicing fees and profits from the origination and sale of loans) increased due to the Corporation concentrating more resources on growing its mortgage loan portfolio. The increase in other operating income was generated by normal banking and bank-related activities.


Noninterest Expense

      Noninterest  expense for the first quarter of 1997  increased  $449,312 or
12.0 % from the same period in 1996. This increase was the result of increases in salaries and employee benefits, net occupancy expense, and equipment expense caused by the Corporation's continued strong growth.

      Salaries and employee benefits for the first quarter of 1997 increased $325,992 or 16.5% from the same period in 1996. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation.

      Equipment expense increased $33,498 or 11.6% and net occupancy expense increased slightly for the first quarter of 1997 compared with the same period in 1996. These increases were primarily due to the addition of a second banking location in Wilmington, North Carolina. Other operating expense for the three months ended March 31, 1997 increased $83,705 or 7.3% compared with the same period in 1996.


Income Taxes

      The provision for income taxes for the first quarter of 1997 increased $235,298 or 44.9% from the same period in 1996. The provision for income taxes increased in 1997 primarily due to higher income before taxes because tax rates remained approximately the same as 1996.

Financial Position

      For the first quarter of 1997, average total assets increased 17.5% while average deposits increased 16.1% from the first quarter of 1996.

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

      The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $18,000,000 at March 31, 1997 and 1996.

      The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first three months of 1997 being 6.7% versus 6.9% for the same period in 1996. At March 31, 1997, the total risk-based capital ratio was 12.7% compared with 13.3% at December 31, 1996. The leverage ratio at March 31, 1997 was 6.6% compared with 6.8% at December 31, 1996.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On April 24, 1997, the Corporation held its 1997 Annual Meeting of Shareholders. At the 1997 Annual Meeting, the following individuals were elected as Directors with the votes indicated.

          Director                                            For             Withheld           Abstain
          Howell V. Bellamy, Jr.                           1,748,027                0            15,585
          W. Cecil Brandon, Jr.                            1,745,310            2,717            15,585
          C. Donald Cameron                                1,747,581              446            15,585
          J. Roddy Swaim                                   1,746,005            2,022            15,585
          Harry A. Thomas                                  1,737,320           10,707            15,585


          C. Jason Ammons, Jr., James E. Burroughs, Stephen L. Chryst, J. Bryan Floyd, Admah Lanier, Jr., Tommy E. Looper, W. Gairy Nichols, III, Ruppert L. Piver, Albert A. Springs, III, and Zeb M. Thomas, Sr. continued in their terms of office as directors of the Corporation.

          The following is a brief description of other matters voted upon at the 1997 Annual Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.

          Proposal to ratify the selection of Price Waterhouse LLP as independent public accountants for the Corporation for the year ending December 31, 1997.

          For - 1,744,872           Withheld - 1,690           Abstain - 17,050

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 27 Financial Data Schedule (for SEC purposes only)

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

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


Date:  April 30, 1997