Form 10-Q
period 1997-06-30
ANCHOR FINANCIAL CORP
filed 1997-08-13
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997          Commission file number 0-13759
                      -------------                                 -------



                          ANCHOR FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



         South Carolina                                    57-0778015
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification number)



   2002 Oak St., Myrtle Beach, S. C.                         29577
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code  (803)448-1411


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding at August 8, 1997
-------------------------------                    -----------------------------
(Common stock, $6.00 par value)                               2,560,673

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                     INDEX



                                                                   PAGE NO.


Part I - Financial Information

         Consolidated Balance Sheet - June 30, 1997
         and December 31, 1996                                         1

         Consolidated Statement of Income - Three Months
         and Six months ended June 30, 1997 and 1996                   2

         Consolidated Statement of Cash Flows -
         Six months ended June 30, 1997 and 1996                       3

         Notes to Consolidated Financial Statements                    4-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operation                  8-11


Part II - Other Information

         Item 1 - Legal Proceedings                                    12
         Item 2 - Changes in Securities                                12
         Item 3 - Defaults Upon Senior Securities                      12
         Item 4 - Submission of Matters to a Vote
                      of Security-Holders                              12
         Item 5 - Other Information                                    12
         Item 6 - Exhibits and Reports on Form 8-K                     12

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                           June 30,                 December 31,
                                                                                             1997                       1996
                                                                                       ---------------------------------------------
                                                                                          (Unaudited)                    <F1>

ASSETS
  Cash and due from banks                                                           $         27,202,308       $         25,346,998
  Interest-bearing balances due from banks                                                       105,556                    316,654
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $12,980,782
      in 1997 and $18,225,853 in 1996)                                                        12,983,341                 18,187,108
    Available-for-sale, at fair value (amortized cost of $98,178,516
      in 1997 and  $81,272,830 in 1996)                                                       98,984,006                 82,044,037
                                                                                       ---------------------------------------------
  Total investment securities                                                                111,967,347                100,231,145
                                                                                       ---------------------------------------------

  Loans                                                                                      383,046,799                345,429,534
    Less - unearned income                                                                       (22,166)                   (24,367)
         - allowance for loan losses                                                          (4,189,363)                (3,801,201)
                                                                                       ---------------------------------------------
  Net loans                                                                                  378,835,270                341,603,966
                                                                                       ---------------------------------------------

  Premises and equipment                                                                      16,207,682                 16,121,015
  Other assets                                                                                10,488,934                  9,884,514
                                                                                       ---------------------------------------------

Total assets                                                                        $        544,807,097       $        493,504,292
                                                                                       =============================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                               $         90,884,833       $         79,958,880
      NOW and money market accounts                                                          241,404,602                199,879,530
      Time deposits $100,000 and over                                                         47,934,864                 45,099,776
      Other time and savings deposits                                                         86,435,231                 95,273,664
                                                                                       ---------------------------------------------
    Total deposits                                                                           466,659,530                420,211,850
    Federal funds purchased and securities
      sold under agreements to repurchase                                                      7,924,911                  6,337,197
    Other short-term borrowings                                                                2,127,543                  1,847,779
    Long-term debt                                                                            18,000,000                 18,000,000
    Subordinated notes                                                                        11,000,000                 11,000,000
    Other liabilities                                                                          3,929,861                  3,132,061
                                                                                       ---------------------------------------------
  Total liabilities                                                                          509,641,845                460,528,887
                                                                                       ---------------------------------------------

  Stockholders' Equity:
    Common stock, $6.00 par value;  7,000,000 shares
      authorized;  shares issued and outstanding - 2,559,340
      in 1997 and 1996                                                                        15,356,040                 15,356,040
    Surplus                                                                                    1,124,708                  1,070,326
    Retained earnings                                                                         18,830,734                 16,684,988
    Unrealized gains on investment securities
      available-for-sale, net of tax                                                             510,645                    497,301
    Unearned ESOP shares                                                                        (656,875)                  (633,250)
                                                                                       ---------------------------------------------
 Total stockholders' equity                                                                   35,165,252                 32,975,405
                                                                                       ---------------------------------------------

Total liabilities and stockholders' equity                                          $        544,807,097       $        493,504,292
                                                                                       =============================================


<F1> Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)


                                                               Six months ended                          Three months ended
                                                                   June 30,                                   June 30,
                                                     --------------------------------------     ------------------------------------
                                                           1997                 1996                 1997                1996
                                                     --------------------------------------     ------------------------------------

INTEREST INCOME:
  Interest and fees on loans                       $       17,182,068   $       14,272,992    $       8,916,763   $       7,306,291
  Interest on investment securities:
    Taxable                                                 3,164,637            2,702,373            1,621,307           1,485,184
    Non-taxable                                               129,780              101,523               64,390              50,133
  Other interest income                                        96,646              226,211               58,045              56,962
                                                     --------------------------------------     ------------------------------------
                Total interest income                      20,573,131           17,303,099           10,660,505           8,898,570
                                                     --------------------------------------     ------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                      8,171,795            7,022,488            4,247,782           3,584,669
  Interest on short-term borrowings                           113,647               71,605               54,971              46,551
  Interest on long-term borrowings                            552,620              543,824              277,836             277,077
  Interest on subordinated notes                              462,865              218,706              232,541             109,353
                                                     --------------------------------------     ------------------------------------

                Total interest expense                      9,300,927            7,856,623            4,813,130           4,017,650
                                                     --------------------------------------     ------------------------------------

Net interest income                                        11,272,204            9,446,476            5,847,375           4,880,920
Provision for loan losses                                     440,000              390,000              240,000             230,000
                                                     --------------------------------------     ------------------------------------

Net interest income after provision
  for loan losses                                          10,832,204            9,056,476            5,607,375           4,650,920
                                                     --------------------------------------     ------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                         967,811              964,196              487,377             516,829
  Commissions and fees                                        602,717              405,817              336,129             233,529
  Trust income                                                145,348              126,445               91,487              69,132
  Gains on sales of mortgage loans                            119,072               98,220               42,372              38,133
  Gains (losses) on sales of investment securities, net             0              (10,663)                   0             (10,663)
  Other operating income                                      268,035              213,625               96,884             170,050
                                                     --------------------------------------     ------------------------------------
                Total noninterest income                    2,102,983            1,797,640            1,054,249           1,017,010
                                                     --------------------------------------     ------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            4,675,955            4,032,972            2,374,104           2,057,113
  Net occupancy expense                                       652,524              639,687              330,990             324,270
  Equipment expense                                           649,088              639,112              327,012             350,534
  Other operating expense                                   2,544,915            2,325,497            1,310,381           1,174,668
                                                     --------------------------------------     ------------------------------------
                Total noninterest expense                   8,522,482            7,637,268            4,342,487           3,906,585
                                                     --------------------------------------     ------------------------------------

Income before income taxes                                  4,412,705            3,216,848            2,319,137           1,761,345
Provision for income taxes                                  1,563,589            1,102,650              804,680             579,039
                                                     --------------------------------------     ------------------------------------

Net income                                         $        2,849,116   $        2,114,198    $       1,514,457   $       1,182,306
                                                     ======================================     ====================================


Net income per share                               $             1.06   $             0.81    $            0.56   $            0.45
Weighted average common shares outstanding                  2,683,629            2,607,391            2,684,868           2,609,180

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                   Six months ended June 30,
                                                                                            ----------------------------------------
                                                                                                  1997                 1996
                                                                                            ----------------------------------------

Cash flows from operating activities:
  Net income                                                                              $        2,849,116  $          $2,114,198
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                              (27,382)               (15,399)
    Depreciation of premises and equipment                                                           621,706                635,667
    Amortization of intangible assets                                                                205,437                198,580
    Provision for loan losses                                                                        440,000                390,000
    Losses on sales of investment securities                                                               0                 10,663
    Gains on sales of mortgage loans                                                                (119,072)               (98,220)
    Losses (gains) on sales of premises and equipment                                                (13,873)                 3,833
    Change in interest receivable                                                                   (833,289)            (1,412,845)
    Change in prepaid expenses                                                                        94,081                 65,675
    Change in income taxes payable                                                                   163,352                 16,380
    Change in deferred taxes                                                                         (35,164)              (502,004)
    Change in interest payable                                                                       285,362                (11,192)
    Change in accrued expenses                                                                        45,032                 54,122
    Origination of mortgage loans held for sale                                                   (5,216,644)            (6,189,750)
    Proceeds from sales of mortgage loans held for sale                                            5,712,000              6,210,420
    Net change in unearned ESOP shares                                                                44,000                 80,500
                                                                                            ----------------------------------------
Net cash provided by operating activities                                                          4,214,662              1,550,628
                                                                                            ----------------------------------------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                                                       0             (2,053,593)
  Proceeds from maturities of investment securities held-to maturity                               5,197,828             11,420,442
  Purchase of investment securities available-for-sale                                           (26,976,320)           (43,386,672)
  Proceeds from sales of investment securities available-for-sale                                    984,600              5,513,594
  Proceeds from maturities of investment securities available-for-sale                             9,119,355              4,900,000
  Net change in loans                                                                            (38,047,588)           (35,700,880)
  Capital expenditures                                                                              (709,700)            (1,154,590)
  Proceeds from sale of premises and equipment                                                        15,200                 41,542
  Other, net                                                                                         247,630               (909,462)
                                                                                            ----------------------------------------
Net cash used for investing activities                                                           (50,168,995)           (61,329,619)
                                                                                            ----------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                                          46,447,681             49,064,372
  Net change in federal funds purchased and securities sold under agreements to repurchase         1,587,714              7,720,146
  Net change in other short-term borrowings                                                          279,764              1,246,710
  Proceeds from issuance of long-term debt                                                                 0              3,000,000
  Proceeds from issuance of stock in accordance with Stock Option Plan                                     0                 62,010
  Cash dividends paid                                                                               (716,614)              (535,708)
                                                                                            ----------------------------------------
Net cash provided by financing activities                                                         47,598,545             60,557,530
                                                                                            ----------------------------------------

Net change in cash and cash equivalents                                                            1,644,212                778,539
Cash and cash equivalents at January 1                                                            25,663,652             20,615,188
                                                                                            ----------------------------------------
Cash and cash equivalents at June 30                                                      $       27,307,864  $          21,393,727
                                                                                            ========================================


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

                The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


  NOTE 2:       RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                                                            1997                1996
                                                                       -------------        ------------

                Balance, beginning of year                               $3,801,201          $3,045,656
                Provision charged to operations                             440,000             390,000
                Recoveries of charged off loans                              85,996             221,014
                Loans charged off                                          (137,834)           (214,296)
                                                                       -------------        ------------
                                                                         $4,189,363          $3,442,374
                                                                       =============        ============

NOTE 3:         NONPERFORMING ASSETS

                The following is a summary of nonperforming assets at June 30, 1997 and 1996. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                            1997                   1996
                                                                       ------------            ------------

               Nonaccrual loans                                        $  362,011              $   156,862
               Loans past due ninety days or more                               0                   65,044
               Other real estate owned                                     16,559                        0
                                                                       ------------            ------------
               Total nonperforming assets                              $  378,570              $   221,906
                                                                       ============            ============


NOTE 4:        INCOME TAXES

               The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:


                                                                           1997                      1996
                                                                       ------------              -----------

               Deferred tax liabilities:

               Tax depreciation over book                                ($585,095)               ($531,597)
               Net unrealized gain SFAS 115                               (295,897)                       0
               Other, net                                                 (308,931)                (192,467)
                                                                       ------------              -----------
               Total deferred tax liabilities                           (1,189,923)                (724,064)
                                                                       ------------              -----------

               Deferred tax assets:

               Allowance for loan losses                                 1,114,817                  863,242
               Deferred loan fees and costs                                172,893                  218,092
               Deferred compensation                                       207,221                  196,084
               Net unrealized loss SFAS 115                                      0                  161,174
               Other, net                                                  214,318                  175,117
                                                                       ------------              -----------
               Total deferred tax assets                                 1,709,249                1,613,709
                                                                       ------------              -----------

               Net deferred tax asset                                  $   519,326               $  889,645
                                                                       ------------              -----------


                                       5

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5: LONG-TERM DEBT

               Long-term debt at September 30 is summarized as follows:

                                                                                     1997               1996
                                                                                -------------       -------------


               Parent Company:


               8.60% subordinated notes due in 2003 <F2>                         $ 5,000,000          $5,000,000
               7.89% subordinated notes due in 2006 <F2>                           6,000,000                   0
                                                                                -------------       -------------
                                                                                  11,000,000           5,000,000
               Subsidiaries:

               5.71% Federal Home Loan Bank advance due
                  in 1998                                                          5,000,000           5,000,000
               5.48% Federal Home Loan Bank advance due
                  in 1999                                                          3,000,000           3,000,000

               6.08% Federal Home Loan Bank advance due
                  in 2000                                                          5,000,000           5,000,000
               7.21% Federal Home Loan Bank advance due
                  in 2005                                                          5,000,000           5,000,000
                                                                                -------------       -------------

               Total long-term debt                                              $29,000,000         $23,000,000
                                                                                =============       =============


               <F2>  Debt qualifies for inclusion in the  determination of total capital under the Risk- Based Capital Guidelines.

               The principal maturity of long-term debt for the next five years subsequent to June 30, 1997 is $5,000,000 in 1998, $3,000,000 in
               1999, $5,000,000 in 2000, and $16,000,000 there after.


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

NOTE 7:  IMPAIRED LOANS

               Adoption of SFAS Nos. 114 and 118 as of January 1, 1995 resulted in the identification of certain loans which were considered impaired under the provisions of SFAS No. 114. Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at June 30, all of which are held by the bank subsidiary, are summarized in Note 3.

               At June 30, 1997, impaired loans had a related specific allowance for loan losses totaling $36,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 1997.


NOTE 8: OTHER MATTERS

               At June 30, 1997, outstanding standby letters of credit totaled $1,712,181.

               For the six months ended June 30, 1997 and 1996, the Corporation paid interest of $9,015,565 and $7,867,814 respectively. The Corporation paid income taxes of $1,426,027 during the six months ended June 30, 1997 and $1,279,971 during the same period in 1996.

                      Management's Discussion and Analysis


Net Income

      Net income for the second quarter of 1997 was $1,514,457 an increase of $332,151 or 28.1% from the $1,182,306 for the same period in 1996. Net income per share for the second quarter increased 24.6% from $0.45 in 1996 to $0.56 in 1997.

      The primary factors affecting this increase were an increase of $966,455 in net interest income and an increase in noninterest income of $37,239. These positive factors were partially offset by increases in noninterest expense of $435,902, the provision for income taxes of $225,641, and the provision for loan losses of $10,000.

      Net income for the six months ended June 30, 1997 was $2,849,116, an increase of $734,918 or 34.8% from the $2,114,198 for the same period in 1996. Net income per share for this period increased 30.9% from $0.81 in 1996 to $1.06 in 1997.

      The primary factors affecting this increase were an increase of $1,825,728 in net interest income and an increase in noninterest income of $305,343. These positive factors were partially offset by increases in noninterest expense of $885,214, the provision for income taxes of $460,939, and the provision for loan losses of $50,000.

      Annualized return on average total assets for the second quarter of 1997 was 1.15% compared with 1.04% in 1996. For the six months ended June 30, 1997, annualized return on average total assets was 1.11% compared with 0.96% in 1996. Annualized return on average stockholders' equity for the second quarter of 1997 was 17.49% compared with 15.69% in 1996. For the six months ended June 30, 1997, annualized return on average stockholders' equity was 16.80% compared with 14.20% for the same period in 1996.

Net Interest Income

      Net interest income, the major component of the Corporation's net income, was $5,847,375 for the second quarter of 1997, an increase of $966,455 or 19.8% from the $4,880,920 reported for the same period in 1996. This increase was attributed to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.70% in 1996 to 4.86% in 1997. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth during the period.

      Interest income increased $1,761,935 or 19.8% for the three months ended June 30, 1997 compared with the same period in 1996. The increase was due to an increase in the volume of earning assets and the yield on earning assets which increased from 8.74% in 1996 to 8.83% in 1997. Average loans increased $60.5 million or 19.3% and average investment securities increased $5.8 million or 5.6% for the second quarter of 1997 compared with the same period in 1996. Average interest earning assets represented 91.6% of average total assets during the second quarter of 1997 compared with 91.4% in 1996. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 74.6% in 1996 to 76.9% in 1997.

      Interest expense increased $795,480 or 19.8% for the three months ended June 30, 1997 compared with the same period in 1996. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on average interest-bearing liabilities which increased from 4.56% for the three months ended June 30, 1996 to 4.74% for the same period in 1997. Average interest-bearing liabilities increased $52.3 million or 14.8% for the second quarter of 1997 compared with the same period in 1996. Average interest-bearing liabilities represented 83.8% of funding sources during the second quarter of 1997 compared with 84.5% in 1996.

      For the six months ended June 30, 1997, net interest income increased $1,825,728 or 19.3% from the same period in 1996. The primary reasons for this increase were the increased volume of earning assets during the period and tax equivalent net yield on earning assets which increased from 4.71% for the first six months of 1996 to 4.83% for the same period in 1997. The increased volume of earning assets was primarily the result of quality loan demand during the period.

      Interest income increased $3,270,032 or 18.9% for the six months ended June 30, 1997 compared with the same period in 1996. The increase was due to an increase in the volume of average interest-earning assets and the yield of earning assets which increased from 8.60% in 1996 to 8.79% in 1997. Average loans increased $59.8 million or 19.7% and average investment securities increased $12.8 million or 13.8% for the six months ended June 30, 1997 compared with the same period in 1996. Average interest-earning assets represented 91.6% of average total assets during the six months ended June 30, 1997 versus 91.4% in 1996. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 74.9% in 1996 to 76.9% in 1997.

      Interest expense increased $1,444,304 or 18.4% for the six months ended June 30, 1997 compared with the same period in 1996. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased $54.7 million or 15.9% for the six months ended June 30, 1997 compared with the same period in 1996. The rate paid on average interest-bearing liabilities increased from 4.59% for the six months ended June 30, 1996 to 4.70% in 1997. Average interest-bearing liabilities represented 84.3% of funding sources during the six months ended June 30, 1997 compared with 84.9% in 1996.

Provision for Loan Losses

      A $240,000 provision for loan losses was made during the second quarter of 1997 compared with a provision of $230,000 in 1996. The provision for loan losses increased during the second quarter of 1997 primarily due to loan growth and a slight increase in the level of net charge-offs and nonperforming loans. The provision for loan losses for the six months ended June 30, 1997 was $440,000 versus $390,000 for the same period in 1996. The increase in the provision for loan losses for the six months ended June 30, 1997 was primarily due to loan growth and a slight increase in the level of net charge-offs and nonperforming loans.

      At June 30, 1997 and 1996 the ratio of annualized net charge-offs (recoveries) to average loans was 0.03% and (0.004%), respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.10% at June 30, 1997 compared with 0.07% at June 30, 1996.

      The reserve for loan losses at June 30, 1997 and December 31, 1996 represented 1.09% and 1.10% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at June 30, 1997 is adequate to cover potential losses in the portfolio.

Noninterest Income

      Noninterest income for the second quarter of 1997 increased $37,239 or 3.7% from the same period in 1996. The primary factors attributing to this increase were increases in commissions and fees of $102,600 or 43.9%, trust income of $22,355 or 32.3%, and mortgage banking income of $4,239 or 11.1%. These positive changes were offset by a decrease in other operating income of $73,166 or 43.0%, and a slight decrease in service charges on deposit accounts.

      The increase in commissions and fees resulted primarily from increased revenue generated by credit card merchant services and ATM terminal fees. The decrease in other operating income was due to non-recurring life insurance proceeds received from deferred compensation plans of previous directors of $100,957 during the second quarter of 1996.

      Noninterest income for the six months ended June 30, 1997 increased $305,343 or 17.0% from the same period in 1996. The primary factors attributing to this increase were increases in commissions and fees of $196,900 or 48.5%, other operating income of $54,410 or 25.5%, mortgage banking income of 20,852 or 21.2%, trust income of $18,903 or 15.0%, and a slight increase in service charges on deposit accounts.

      The increase in commissions and fees resulted primarily from increased revenue generated by credit card merchant services and ATM terminal fees. The increase in other operating income was generated by normal banking and bank related activities. Mortgage banking income (which includes normal servicing fees and profits from the origination and sale of loans) increased as a result of the Corporation concentrating more resources on growing its mortgage loan portfolio.

Noninterest Expense

      Noninterest expense for the second quarter of 1997 increased $435,902 or 11.2% from the same period in 1996. The primary factors attributing to this increase were increases in salaries and employee benefits, other operating expense, and a slight increase in net occupancy expense caused by the Corporation's continued strong growth. These increases were offset by a slight decrease in equipment expense.

      Salaries and employee benefits for the second quarter of 1997 increased $316,991 or 15.4% from the same period in 1996. This increase was primarily due to investments in new personnel to further develop the infrastructure of the Corporation. Other operating expense increased $135,713 or 11.6% from the same period in 1996.

      For the six months ended June 30, 1997, noninterest expense increased $885,214 or 11.6% from the same period in 1996. The primary factor attributing to this increase was an increase in salaries and employee benefits.

      Salaries and employee benefits for the six months ended June 30, 1997 increased $642,983 or 15.9% from the same period in 1996 due to investments in new personnel to further develop the infrastructure of the Corporation. Net occupancy expense and equipment expense experienced slight increases from the first six months of 1996. Other operating expense for the six months ended June 30, 1997 increased $219,418 or 9.4% compared with the same period in 1996. The increase in other operating expense was primarily due to an increase in marketing related expenses.

Income Taxes

      The provision for income taxes for the second quarter of 1997 increased $225,641 or 39.0% from the same period in 1996. For the six months ended June 30, 1997, the provision increased $460,939 or 41.8% from the same period in 1996. The provision for income taxes increased in 1997 primarily due to higher income before taxes since tax rates remained approximately the same as 1996.

Financial Position

      For the second quarter of 1997, average total assets increased 15.5% while average loans increased 19.3% and average deposits increased 14.6% from the second quarter of 1996. For the six months ended June 30, 1997, average total assets increased 16.4% while average loans increased 19.7% and average deposits increased 15.3% from the same period in 1996.

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

      The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $18,000,000 at June 30, 1997 and 1996.

      The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first six months of 1997 being 6.6% versus 6.8% for the same period in 1996. At June 30, 1997, the total risk-based capital ratio was 12.6% compared with 12.2% at December 31, 1996. The leverage ratio at June 30, 1997 was 6.5% compared with 6.8% at December 31, 1996.

Other Events

      On June 23, 1997, the Meeting Street Branch of The Anchor Bank, located at 134 Meeting Street, Charleston, South Carolina, opened for business. Initially, the Meeting Street Branch will function as a loan production facility and will occasionally open deposit accounts and receive deposits to existing accounts. The Meeting Street Branch is The Anchor Bank's nineteenth branch along the Carolina coast.

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

      (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

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




                                                  /s/ Stephen L. Chryst
                                            Stephen L. Chryst, President and
                                              Chief Executive Officer



                                                   /s/ Tommy E. Looper
                                            Tommy E. Looper, Executive Vice
                                              President and Chief Financial
                                              Officer



                                                   /s/ John J.Moran
                                            John J. Moran, Senior Vice President
                                              and Comptroller




Date :  August 8, 1997