Form 10-Q
period 1997-09-30
ANCHOR FINANCIAL CORP
filed 1997-11-06
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997       Commission file number 0-13759



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

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at October 31, 1997
  (Common stock, $6.00 par value)                          3,846,440

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                   PAGE NO.


Part I - Financial Information

         Consolidated Balance Sheet - September 30, 1997
         and December 31, 1996                                        1

         Consolidated Statement of Income - Three months
         and Nine months ended September 30, 1997 and 1996            2

         Consolidated Statement of Cash Flows -
         Nine months ended September 30, 1997 and 1996                3

         Notes to Consolidated Financial Statements                   4-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operation                 8-11


Part II - Other Information

         Item 1 - Legal Proceedings                                   12
         Item 2 - Changes in Securities                               12
         Item 3 - Defaults Upon Senior Securities                     12
         Item 4 - Submission of Matters to a Vote
                  of Security-Holders                                 12
         Item 5 - Other Information                                   12
         Item 6 - Exhibits and Reports on Form 8-K                    12

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                          September 30,               December 31,
                                                                                              1997                        1996
                                                                                     -----------------------------------------------

                                                                                           (Unaudited)                      <F1>
ASSETS
  Cash and due from banks                                                     $               22,683,677   $             25,346,998
  Interest-bearing balances due from banks                                                       239,533                    316,654
  Federal funds sold                                                                           8,700,000                          0
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $11,974,179
      in 1997 and $18,225,853 in 1996)                                                        11,956,901                 18,187,108
    Available-for-sale, at fair value (amortized cost of $100,380,738
      in 1997 and $81,272,830 in 1996)                                                       101,622,832                 82,044,037
                                                                                     -----------------------------------------------
  Total investment securities                                                                113,579,733                100,231,145
                                                                                     -----------------------------------------------


  Loans                                                                                      401,182,379                345,429,534
    Less - unearned income                                                                       (44,932)                   (24,367)
         - allowance for loan losses                                                          (4,524,853)                (3,801,201)
                                                                                     -----------------------------------------------
  Net loans                                                                                  396,612,594                341,603,966
                                                                                     -----------------------------------------------

  Premises and equipment                                                                      16,689,991                 16,121,015
  Other assets                                                                                 9,436,600                  9,884,514
                                                                                     -----------------------------------------------

Total assets                                                                  $              567,942,128   $            493,504,292
                                                                                     ===============================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                         $               91,063,708   $             79,958,880
      NOW and money market accounts                                                          244,954,189                199,879,530
      Time deposits $100,000 and over                                                         55,078,931                 45,099,776
      Other time and savings deposits                                                         96,654,578                 95,273,664
                                                                                     -----------------------------------------------
    Total deposits                                                                           487,751,406                420,211,850
    Federal funds purchased and securities
      sold under agreements to repurchase                                                      2,988,561                  6,337,197
    Other short-term borrowings                                                                2,107,132                  1,847,779
    Long-term debt                                                                            23,000,000                 18,000,000
    Subordinated notes                                                                        11,000,000                 11,000,000
    Other liabilities                                                                          4,569,872                  3,132,061
                                                                                     -----------------------------------------------
  Total liabilities                                                                          531,416,971                460,528,887
                                                                                     -----------------------------------------------

  Stockholders' Equity:
    Common stock, $6.00 par value;  7,000,000 shares
      authorized;  shares issued and outstanding - 3,846,440
      in 1997 and 3,839,010 in 1996                                                           23,078,640                 23,034,060
    Surplus                                                                                    1,267,724                  1,070,326
    Retained earnings                                                                         12,046,930                  9,006,968
    Unrealized gains on investment securities
      available-for-sale, net of tax                                                             792,113                    497,301
    Unearned ESOP shares                                                                        (660,250)                  (633,250)
                                                                                     -----------------------------------------------
  Total stockholders' equity                                                                  36,525,157                 32,975,405
                                                                                     -----------------------------------------------

Total liabilities and stockholders' equity                                    $              567,942,128   $            493,504,292
                                                                                     ===============================================


<F1> Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                                        Nine months ended                    Three months ended
                                                                          September 30,                         September 30,
                                                                ------------------------------------   -----------------------------
                                                                       1997               1996              1997            1996
                                                                ------------------------------------   -----------------------------

INTEREST INCOME:
  Interest and fees on loans                                   $       26,481,092  $      21,826,929  $     9,299,024 $   7,553,937
  Interest on investment securities:
    Taxable                                                             4,836,315          4,309,942        1,671,678     1,607,569
    Non-taxable                                                           198,037            151,273           68,257        49,750
  Other interest income                                                   120,413            267,962           23,767        41,751
                                                                ------------------------------------   -----------------------------
                Total interest income                                  31,635,857         26,556,106       11,062,726     9,253,007
                                                                ------------------------------------   -----------------------------

INTEREST EXPENSE:
  Interest on deposits                                                 12,528,037         10,637,068        4,356,242     3,614,580
  Interest on short-term borrowings                                       202,619            130,341           88,972        58,736
  Interest on long-term borrowings                                        838,226            823,947          285,606       280,123
  Interest on subordinated notes                                          696,906            329,284          234,041       110,578
                                                                ------------------------------------   -----------------------------
                Total interest expense                                 14,265,788         11,920,640        4,964,861     4,064,017
                                                                ------------------------------------   -----------------------------

Net interest income                                                    17,370,069         14,635,466        6,097,865     5,188,990
Provision for loan losses                                                 680,000            590,000          240,000       200,000
                                                                ------------------------------------   -----------------------------

Net interest income after provision
  for loan losses                                                      16,690,069         14,045,466        5,857,865     4,988,990
                                                                ------------------------------------   -----------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                   1,448,436          1,447,640          480,625       483,444
  Commissions and fees                                                    979,296            707,379          376,579       301,562
  Trust income                                                            208,520            183,891           63,172        57,446
  Gains on sales of mortgage loans                                        181,698            145,467           62,626        47,247
  Gains (losses) on sales of investment securities, net                     4,013            (14,523)           4,013        (3,860)
  Other operating income                                                  388,693            284,002          120,658        70,377
                                                                ------------------------------------   -----------------------------
                Total noninterest income                                3,210,656          2,753,856        1,107,673       956,216
                                                                ------------------------------------   -----------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                        7,134,459          6,155,825        2,458,504     2,122,853
  Net occupancy expense                                                 1,001,624            983,405          349,100       343,718
  Equipment expense                                                       988,616            955,282          339,528       316,170
  Other operating expense                                               3,829,744          3,397,331        1,284,829     1,071,834
                                                                ------------------------------------   -----------------------------
                Total noninterest expense                              12,954,443         11,491,843        4,431,961     3,854,575
                                                                ------------------------------------   -----------------------------

Income before income taxes                                              6,946,282          5,307,479        2,533,577     2,090,631
Provision for income taxes                                              2,470,508          1,868,229          906,919       765,579
                                                                ------------------------------------   -----------------------------

Net income                                                     $        4,475,774  $       3,439,250  $     1,626,658 $   1,325,052
                                                                ====================================   =============================


Net income per share                                           $             1.11  $            0.88  $          0.40 $        0.34
Weighted average common shares outstanding                              4,035,762          3,924,021        4,053,954     3,946,061

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                 Nine months ended September 30,
                                                                                                    1997                 1996
                                                                                               -------------------------------------

Cash flows from operating activities:
  Net income                                                                               $        4,475,774   $         3,439,250
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                               (45,153)              (39,058)
    Depreciation of premises and equipment                                                            941,033               928,133
    Amortization of intangible assets                                                                 264,293               297,748
    Provision for loan losses                                                                         680,000               590,000
    Losses (gains) on sales of investment securities                                                   (4,013)               14,523
    Gains on sales of mortgage loans                                                                 (181,698)             (145,467)
    Losses (gains) on sales of premises and equipment                                                 (13,873)                3,833
    Change in interest receivable                                                                     209,818               151,921
    Change in prepaid expenses                                                                         73,346                54,462
    Change in income taxes payable                                                                    275,164                 2,206
    Change in deferred taxes                                                                           30,193              (260,434)
    Change in interest payable                                                                         36,383               127,685
    Change in accrued expenses                                                                        229,151               265,370
    Origination of mortgage loans held for sale                                                    (7,829,894)           (8,172,600)
    Proceeds from sales of mortgage loans held for sale                                             9,102,292             8,097,817
    Net change in unearned ESOP shares                                                                 77,499               153,000
                                                                                             ---------------------------------------
Net cash provided by operating activities                                                           8,320,315             5,508,389
                                                                                             ---------------------------------------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                                                        0            (2,053,654)
  Proceeds from maturities of investment securities held-to-maturity                                6,225,721            12,296,120
  Purchase of investment securities available-for-sale                                            (33,121,520)          (52,074,966)
  Proceeds from sales of investment securities available-for-sale                                   3,984,612            10,458,539
  Proceeds from maturities of investment securities available-for-sale                             10,082,651            10,007,056
  Net change in loans                                                                             (56,779,328)          (36,893,953)
  Capital expenditures                                                                             (1,511,335)           (2,894,742)
  Proceeds from sale of premises and equipment                                                         15,200                41,542
  Other, net                                                                                          591,300            (1,000,595)
                                                                                             ---------------------------------------
Net cash used for investing activities                                                            (70,512,699)          (62,114,653)
                                                                                             ---------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                                           67,539,557            44,700,369
  Net change in federal funds purchased and securities sold under agreements to                    (3,348,636)            5,745,843
     repurchase
  Net change in other short-term borrowings                                                           259,353             6,514,189
  Proceeds from issuance of long-term debt                                                          5,000,000             3,000,000
  Proceeds from issuance of stock in accordance with:
    Dividend Reinvesment Plan                                                                         123,331                30,405
    Stock Option Plan                                                                                  19,329                74,412
  Payment for fractional shares issued in stock split                                                    (567)                    0
  Cash dividends paid                                                                              (1,440,425)             (803,848)
                                                                                             ---------------------------------------
Net cash provided by financing activities                                                          68,151,942            59,261,370
                                                                                             ---------------------------------------

Net change in cash and cash equivalents                                                             5,959,558             2,655,106
Cash and cash equivalents at January 1                                                             25,663,652            20,615,188
                                                                                             ---------------------------------------
Cash and cash equivalents at September 30                                                  $       31,623,210   $        23,270,294
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

                                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (Unaudited)

  NOTE 1:       BASIS OF PRESENTATION

                The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation (the "Corporation") and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1996.

                The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash and cash equivalents as cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                On August 11, 1997, the Board of Directors of the Corporation declared a three-for-two stock split in the form of a 50% common stock dividend paid on September 26, 1997, to shareholders of record of the Corporation on August 29, 1997. All financial statement information presented in this report has been restated to reflect the three-for-two stock split.


  NOTE 2:       RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                                                  1997                      1996


                Balance, beginning of year                    $3,801,201                $3,045,656
                Provision charged to operations                  680,000                   590,000
                Recoveries of charged off loans                  209,495                   235,792
                Loans charged off                               (165,843)                 (262,267)
                                                              $4,524,853                $3,609,181


                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3:         NONPERFORMING ASSETS

                The following is a summary of nonperforming assets at September 30, 1997 and 1996. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.



                                                                   1997                    1996

               Nonaccrual loans                               $  401,212                $ 166,683
               Loans past due ninety days or more                 31,060                    8,164
               Other real estate owned                           106,675                        0
               Total nonperforming assets                     $  538,947                $ 174,847


NOTE 4:        INCOME TAXES

               The significant components of the Corporation's deferred tax assets and (liabilities) recorded pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and included in other assets in the consolidated balance sheet, are as follows:

                                                                 1997                      1996

               Deferred tax liabilities:

               Tax depreciation over book                      ($587,918)               ($554,331)
               Net unrealized gain SFAS 115                     (452,485)                       0
               Other, net                                       (339,735)                (220,486)
               Total deferred tax liabilities                 (1,380,138)                (774,817)

               Deferred tax assets:

               Allowance for loan losses                       1,229,232                  911,717
               Deferred loan fees and costs                      160,544                  238,467
               Deferred compensation                             209,049                  197,983
               Net unrealized loss SFAS 115                            0                   96,323
               Other, net                                        235,281                  163,925
               Total deferred tax assets                       1,834,106                1,608,415

                  Net deferred tax asset                      $  453,968               $  833,598

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5: LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes at September 30 are summarized as follows:

                                                                                    1997               1996

               Parent Company:

               8.60% subordinated notes due in 2003 <F2>                         $ 5,000,000       $5,000,000
               7.89% subordinated notes due in 2006 <F2>                           6,000,000                0
                    Total                                                         11,000,000        5,000,000

               Subsidiaries:

               5.71% Federal Home Loan Bank advance due
                  in 1998                                                          5,000,000        5,000,000
               5.48% Federal Home Loan Bank advance due
                  in 1999                                                          3,000,000        3,000,000
               6.08% Federal Home Loan Bank advance due
                  in 2000                                                          5,000,000        5,000,000
               5.66% Federal Home Loan Bank advance due
                  in 2002                                                          5,000,000                0
               7.21% Federal Home Loan Bank advance due
                  in 2006                                                          5,000,000        5,000,000
                    Total                                                         23,000,000       18,000,000

               Total long-term debt and subordinated notes                       $34,000,000      $23,000,000


               <F2>  Debt qualifies for inclusion in the  determination of total capital under the Risk-Based Capital Guidelines.

               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to September 30, 1997 is $5,000,000 in 1998, $3,000,000 in 1999, $5,000,000 in 2000,
               $5,000,000 in 2002, and $16,000,000 there after.


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

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7:  IMPAIRED LOANS

               Adoption of SFAS Nos. 114 and 118 as of January 1, 1995 resulted in the identification of certain loans which were considered impaired under the provisions of SFAS No. 114. Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at September 30, all of which are held by the bank subsidiary, are summarized in Note 3.

               At September 30, 1997, impaired loans had a related specific allowance for loan losses totaling $40,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 1997.


NOTE 8: OTHER MATTERS

               At September 30, 1997, outstanding standby letters of credit totaled $1,353,191.

               For the nine months ended September 30, 1997 and 1996, the Corporation paid interest of $14,229,405 and $11,792,955 respectively. The Corporation paid income taxes of $2,360,098 during the nine months ended September 30, 1997 and $2,018,630 during the same period in 1996.

                      Management's Discussion and Analysis


Net Income

      Net income for the third quarter of 1997 was $1,626,658, an increase of $301,606 or 22.8% from the $1,325,052 for the same period in 1996. Net income per share for the third quarter increased 19.5% from $0.34 in 1996 to $0.40 in 1997.

      The primary factors affecting this increase were an increase of $908,875 in net interest income and an increase in noninterest income of $151,457. These positive factors were partially offset by increases in noninterest expense of $577,386, the provision for income taxes of $141,340, and the provision for loan losses of $40,000.

      Net income for the nine months ended September 30, 1997 was $4,475,774, an increase of $1,036,524 or 30.1% from the $3,439,250 for the same period in 1996. Net income per share for this period increased 26.5% from $0.88 in 1996 to $1.11 in 1997.

      The primary factors affecting this increase were an increase of $2,734,603 in net interest income and an increase in noninterest income of $456,800. These positive factors were partially offset by increases in noninterest expense of $1,462,600, the provision for income taxes of $602,279, and the provision for loan losses of $90,000.

      Annualized return on average total assets for the third quarter of 1997 was 1.18% compared with 1.12% in 1996. For the nine months ended September 30, 1997, annualized return on average total assets was 1.14% compared with 1.02% in 1996. Annualized return on average stockholders' equity for the third quarter of 1997 was 17.87% compared with 16.79% in 1996. For the nine months ended September 30, 1997, annualized return on average stockholders' equity was 17.17% compared with 15.10% for the same period in 1996.

Net Interest Income

      Net interest income, the major component of the Corporation's net income, was $6,097,865 for the third quarter of 1997, an increase of $908,875 or 17.5% from the $5,188,990 reported for the same period in 1996. This increase was attributed to the increased volume of earning assets during the period and an increase in the tax equivalent net yield on earning assets from 4.82% in 1996 to 4.83% in 1997. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth during the period.

      Interest income increased $1,809,719 or 19.6% for the three months ended September 30, 1997 compared with the same period in 1996. The increase was due to an increase in the volume of earning assets and the yield on earning assets which increased from 8.58% in 1996 to 8.73% in 1997. Average loans increased $71.9 million or 22.4% and average investment securities increased $4.1 million or 3.9% for the third quarter of 1997 compared with the same period in 1996. Average interest earning assets represented 92.1% of average total assets during the third quarter of 1997 compared with 91.6% in 1996. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 74.5% in 1996 to 77.7% in 1997.

      Interest expense increased $900,844 or 22.2% for the three months ended September 30, 1997 compared with the same period in 1996. The increase in
interest   expense   was  due  to  an   increase   in  the   volume  of  average
interest-bearing liabilities and the rate paid on average interest-bearing liabilities which increased from 4.52% for the three months ended September 30, 1996 to 4.74% for the same period in 1997. Average interest-bearing liabilities increased $57.6 million or 16.1% for the third quarter of 1997 compared with the same period in 1996. Average interest-bearing liabilities represented 82.4% of funding sources during the third quarter of 1997 compared with 83.2% in 1996.

      For the nine months ended September 30, 1997, net interest income increased $2,734,603 or 18.7% from the same period in 1996. The primary reasons for this increase were the increased volume of earning assets during the period and tax equivalent net yield on earning assets which increased from 4.75% for the first nine months of 1996 to 4.83% for the same period in 1997. The increased volume of earning assets was primarily the result of quality loan demand during the period.

      Interest income increased $5,079,751 or 19.1% for the nine months ended September 30, 1997 compared with the same period in 1996. The increase was due to an increase in the volume of average interest-earning assets and the yield of earning assets which increased from 8.59% in 1996 to 8.77% in 1997. Average loans increased $63.9 million or 20.7% and average investment securities increased $9.9 million or 10.1% for the nine months ended September 30, 1997 compared with the same period in 1996. Average interest-earning assets represented 91.8% of average total assets during the nine months ended September 30, 1997 versus 91.5% in 1996. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 74.8% in 1996 to 77.8% in 1997.

      Interest expense increased $2,345,148 or 19.7% for the nine months ended September 30, 1997 compared with the same period in 1996. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on these funds during the period. Average interest-bearing liabilities increased $55.7 million or 16.0% for the nine months ended September 30, 1997 compared with the same period in 1996. The rate paid on average interest-bearing liabilities increased from 4.57% for the nine months ended September 30, 1996 to 4.72% in 1997. Average interest-bearing liabilities represented 83.6% of funding sources during the nine months ended September 30, 1997 compared with 84.3% in 1996.

Provision for Loan Losses

      A $240,000 provision for loan losses was made during the third quarter of 1997 compared with a provision of $200,000 in 1996. The provision for loan losses increased during the third quarter of 1997 primarily due to loan growth since the Corporation had net loan recoveries for the quarter ended September 30, 1997. The provision for loan losses for the nine months ended September 30, 1997 was $680,000 versus $590,000 for the same period in 1996. The increase in the provision for loan losses for the nine months ended September 30, 1997 was primarily due to loan growth since the Corporation had net loan recoveries during this period. Nonperforming assets at September 30, 1997 increased compared with the balance at the same time last year, however, the balance is nominal relative to the size of the Corporation and its portfolio.

      At September 30, 1997 and 1996 the ratio of annualized net charge-offs (recoveries) to average loans was (0.02)% and 0.01% respectively. The ratio of nonperforming assets to total loans and other real estate owned was 0.13% at September 30, 1997 compared with 0.05% at September 30, 1996.

      The reserve for loan losses at September 30, 1997 and December 31, 1996 represented 1.13% and 1.10% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at September 30, 1997 is adequate to cover potential losses in the portfolio.

Noninterest Income

      Noninterest income for the third quarter of 1997 increased $151,457 or 15.8% from the same period in 1996. The primary factors attributing to this increase were increases in commissions and fees of $75,017 or 24.9%, other operating income of $50,281 or 71.4%, mortgage banking income of $15,379 or 32.6%, and a 10.0% increase in trust income. These positive changes were offset by a slight decrease in service charges on deposit accounts.

      The increase in commissions and fees resulted primarily from increased revenue generated by credit card merchant services and ATM terminal fees. The increase in other operating income was primarily due to non-recurring recoveries of previously charged-off assets.

      Noninterest income for the nine months ended September 30, 1997 increased $456,800 or 16.6% from the same period in 1996. The primary factors attributing to this increase were increases in commissions and fees of $271,917 or 38.4%, other operating income of $104,691 or 36.9%, mortgage banking income of $36,231 or 24.9%, trust income of $24,629 or 13.4%, and a slight increase in service charges on deposit accounts.

      The increase in commissions and fees resulted primarily from increased revenue generated by credit card merchant services and ATM terminal fees. The increase in other operating income was generated by normal banking and bank related activities. Mortgage banking income (which includes normal servicing fees and profits from the origination and sale of loans) increased as a result of the Corporation concentrating more resources on growing its mortgage loan operation.

Noninterest Expense

      Noninterest expense for the third quarter of 1997 increased $577,386 or 15.0% from the same period in 1996. The primary factors attributing to this increase were increases in salaries and employee benefits, other operating expense, and a slight increase in net occupancy and equipment expense due to the Corporation's continued strong growth.

      Salaries and employee benefits for the third quarter of 1997 increased $335,651 or 15.8% from the same period in 1996. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation. Other operating expense increased $212,995 or 19.9% from the same period in 1996. The increase in other operating expense was primarily due to an increase in legal fees. The increased legal fees primarily resulted from closing costs that the Corporation incurred in association with an equity line promotion.

      For the nine months ended September 30, 1997, noninterest expense increased $1,462,600 or 12.7% from the same period in 1996. The primary factors attributing to this increase were increases in salaries and employee benefits and other operating expenses.

      Salaries and employee benefits for the nine months ended September 30, 1997 increased $978,634 or 15.9% from the same period in 1996. This increase was primarily due to the increased number of employees from expansion into new markets and investments in new personnel to further develop the infrastructure of the Corporation. Net occupancy expense and equipment expense experienced slight increases from the first nine months of 1996. Other operating expense for the nine months ended September 30, 1997 increased $432,413 or 12.7% compared with the same period in 1996. The increase in other operating expense was primarily due to increases in marketing related expenses and legal fees. The increased legal fees primarily resulted from closing costs that the Corporation incurred in association with an equity line promotion.

Income Taxes

      The provision for income taxes for the third quarter of 1997 increased $141,340 or 18.5% from the same period in 1996. For the nine months ended September 30, 1997, the provision increased $602,279 or 32.2% from the same period in 1996. The provision for income taxes increased in 1997 primarily due to higher income before taxes since tax rates remained approximately the same as 1996.

Financial Position

      For the third quarter of 1997, average total assets increased 16.8% while average loans increased 22.4% and average deposits increased 15.6% from the third quarter of 1996. For the nine months ended September 30, 1997, average total assets increased 16.6% while average loans increased 20.7% and average deposits increased 15.4% from the same period in 1996.

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

      The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $23,000,000 at September 30, 1997 compared with $18,000,000 at September 30, 1996.

      The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets for the first nine months of 1997 being 6.6% versus 6.7% for the same period in 1996. At September 30, 1997, the total risk-based capital ratio was 12.4% compared with 12.2% at December 31, 1996. The leverage ratio at September 30, 1997 was 6.5% compared with 6.8% at December 31, 1996.

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

      (b) A report on Form 8-K dated August 11, 1997 was filed with the Securities and Exchange Commission on August 15, 1997. On August 11, 1997, the Board of Directors of Anchor Financial Corporation (the "Corporation") approved a three-for-two stock split in the form of a 50% common stock dividend payable on September 26, 1997, to shareholders of record of the Corporation on August 29, 1997.

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




Date:  October 31, 1997