Form 10-K
period 1997-12-31
ANCHOR FINANCIAL CORP
filed 1998-03-30
CIK 741561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                        -------     -----------


                        Commission File Number 0-13759




                         Anchor Financial Corporation
            (Exact Name of Registrant as Specified in Its Charter)


                  Incorporated in the State of South Carolina
                 IRS Employer Identification Number 57-0778015
              Address: 2002 Oak Street, Myrtle Beach, S.C. 29577
                           Telephone: (843) 448-1411


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK -- $6.00 PAR VALUE



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]



     As of March 2, 1998, the Corporation had 3,886,323 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $147,680,274, based on the market price of $38.00 per share on March 2, 1998.




                      DOCUMENTS INCORPORATED BY REFERENCE



     Portions of the Proxy Statement dated March 30, 1998, relating to the Annual Meeting of Stockholders of the Corporation to be held April 30, 1998, are incorporated herein by reference in response to Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX



                                                                                                              Page
                                                                                                              ------
PART I     Item 1        Business ............................................................................  4
           Item 2        Properties ..........................................................................  7, 34
           Item 3        Legal Proceedings ...................................................................  7
           Item 4        Submission of Matters to a Vote of Shareholders .....................................  7
PART II    Item 5        Market for the Registrant's Common Stock and
                         Related Shareholder Matters .........................................................  8
           Item 6        Selected Financial Data .............................................................  10
           Item 7        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .................................................  9
           Item 8        Financial Statements and Supplementary Data..........................................  25
                         Consolidated Balance Sheet at December 31, 1997 and
                         1996 ................................................................................  26
                         Consolidated Statement of Income for each of the three
                         years in the period ended December 31, 1997 .......... ..............................  27
                         Consolidated Statement of Changes in Stockholders'
                         Equity for each of the three years in the period ended
                         December 31, 1997 ...................................................................  28
                         Consolidated Statement of Cash Flows for each of the
                         three years in the period ended December 31, 1997 ...................................  29
                         Notes to Consolidated Financial Statements ..........................................  30
                         Report of Independent Accountants ...................................................  25
                         Quarterly Financial Summary for 1997 and 1996 .......................................  45
          Item 9         Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosures
                         The Corporation had no disagreements with its
                         independent accountants on any matter of accounting
                         principles, practices or financial statement disclosure
                         during 1997, 1996, or 1995.
PART III   Item 10       Directors and Executive Officers of the Registrant ..................................  *, 7
           Item 11       Executive Compensation ..............................................................  *
           Item 12       Security Ownership of Certain Beneficial Owners
                         and Management ......................................................................  *
           Item 13       Certain Relationships and Related Transactions ......................................  *
PART IV    Item 14       Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K
            (a)(1)       Financial Statements (See Item 8 for reference.)
               (2)       Financial Statement Schedules
                         All other financial statements and schedules not listed
                         under Item 8 of this report on Form 10-K are omitted
                         since they are not applicable, not required, or the
                         required information is included in the consolidated
                         financial statements.
               (3)       Exhibits
                         3.1  Articles of Incorporation as amended (incorporated
                              herein by reference to the Corporation's Form 10-K for
                              the year ended December 31, 1996).
                         3.2  By-Laws (incorporated herein by reference to the
                              Corporation's Form 10-K for the year ended December 31,
                              1996).
                         10   Material Contracts:
                             (a) Anchor Financial Corporation, The Anchor Bank
                                 and The Anchor Bank of North Carolina Incentive
                                 Stock Option Plan of 1996 (incorporated herein
                                 by reference to the Corporation's Form 10-K for
                                 the year ended December 31, 1995).
                             (b) Anchor Financial Corporation, The Anchor Bank
                                 and The Anchor Bank of North Carolina Incentive
                                 Stock Option Plan of 1994 (incorporated herein
                                 by reference to the Corporation's Form 10-K for
                                 the year ended December 31, 1993).
                             (c) Non-Qualified Stock Option Plan of 1988 dated
                                 November 14, 1988 (incorporated herein by
                                 reference to the Corporation's Form 10-K for the
                                 year ended December 31, 1988).
                        21   Subsidiary of the Registrant.
                        23.1 Consents of Price Waterhouse LLP.
                        27   Financial Data Schedule
                             Exhibits have been filed separately with the Commission
                             and are available upon written request.





            (b)          No reports of Form 8-K were filed during the fourth quarter of 1997.

---------
* The information called for by Item 10 is incorporated herein by reference to the information on pages 2 through 4 of the Corporation's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Corporation.

  The information called for by Item 11 is incorporated herein by reference to the information on pages 6 through 10 of the Corporation's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Corporation.

  The information called for by Item 12 is incorporated herein by reference to the information on page 5 of the Corporation's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Corporation.

  The information called for by Item 13 is incorporated herein by reference to the information on page 12 of the Corporation's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Corporation.

  THIS REPORT HAS NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), NOR HAS THE COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY OF THIS REPORT.

Business
General

     Anchor Financial Corporation (the "Corporation") is a registered bank holding company incorporated in 1984 under the laws of the State of South Carolina. The purpose for incorporation was to acquire The Anchor Bank ("the Bank") and to invest in other bank-related businesses. The Corporation provides its customers with banking services through its principal subsidiary, the Bank, and data processing services through its subsidiary, Anchor Automated Services, Inc. The Corporation owns 100% of the issued and outstanding stock of the Bank and Anchor Automated Services, Inc. (collectively the "Subsidiaries").

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

     The Bank accounted for 100% of the Corporation's total consolidated assets as of December 31, 1997, and 100% of total net income for 1997. The Bank conducts its business through nineteen branches along the North Carolina and South Carolina coasts.

     The primary market area served by the Bank is centered in the City of Myrtle Beach, South Carolina and includes the entire segment of the South Carolina coast known as the Grand Strand, which stretches from Little River to Pawleys Island and west to Conway, South Carolina. In the merger with 1st Atlantic Bank in 1993, the Bank acquired two offices in Little River and Cherry Grove, South Carolina, which are approximately 20 miles north of Myrtle Beach. In 1994, the Bank opened a branch office in the Crescent Beach section of North Myrtle Beach, South Carolina, which is 10 miles north of Myrtle Beach. In 1995, the Bank opened branches in Mount Pleasant, South Carolina and Wilmington, North Carolina. Mount Pleasant is located north of Charleston, South Carolina and Wilmington is located in the southeast corner of North Carolina. In 1996, the Bank opened an additional branch office in Wilmington, North Carolina. The Bank maintains three other branch offices in the coastal communities of Wilmington, Hampstead, and Jacksonville, North Carolina. In 1997, the Bank opened a branch in Charleston, South Carolina. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant amount of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to wide swings in activity between the winter and summer months.

     On July 17, 1995, the Bank formed Anchor Capital Corporation ("ACC"), a non-bank securities brokerage firm, to market non-traditional banking products to customers in all its markets. ACC offers mutual funds, annuities, and other securities.

     For the year ended December 31, 1997, approximately 76% of the revenues of the Bank were derived from interest and fees on loans, 14% from income on investment securities, 1% from temporary investments, 4% from service charges on deposit accounts, and 5% from other sources.

     The Bank offers a full range of banking services, including trust services, to both businesses and individuals in its market area. These services include regular and interest checking, money market, savings and time deposit accounts, as well as personal and business loans. The Bank also provides automated twenty-four hour banking for the convenience of its customers. In 1997, the Bank began offering Anchor PC Banking, which allows customers to do a wide range of banking functions from their home computers.


Anchor Automated Services, Inc.

     Chartered in July 1985, Anchor Automated Services, Inc. has previously provided data processing services to the Corporation and the Bank, as well as to the public. This subsidiary was inactive for the year ended December 31, 1997.

Employees

     At December 31, 1997, the Corporation and its Subsidiaries employed a total of 236 full-time equivalent persons.


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

     Reference is made to the Corporation's competitive position as measured in terms of market share of commercial bank deposits on June 30, 1996 (the most recent date that market share data is available). Any such reference is intended solely as a method of placing the competition in perspective as of that particular date. Due to the intense competition in the banking business, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.


Supervision and Regulation

     The Corporation

     The Corporation is under the supervisory and regulatory authority granted the Federal Reserve Board of Governors ("the Board") by the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Corporation and each of its subsidiaries. Under the Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their banking subsidiaries. However, the Act authorizes the Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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


     The Anchor Bank

     The Community Reinvestment Act of 1977 ("CRA") and the related Regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation ("FDIC") are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or, to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the subsidiary banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act recapitalized the Bank Insurance Fund, of which the Bank is a member, substantially revised bank regulations, including capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required bank holding companies in certain circumstances to guarantee the capital compliance of their banks. Among other things, FDICIA required the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," as defined by regulations adopted by the Federal Reserve, the FDIC, and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2% of total tangible assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     At December 31, 1997, the Bank was "well capitalized," and was not subject to any of the foregoing restrictions.

     FDICIA contains numerous other provisions, including reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("1994 Act") provides for nationwide interstate banking and branching with certain limitations. The 1994 Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1996. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

     Pursuant to the 1994 Act, interstate branching took effect on June 1, 1997, except under certain circumstances. Once a bank has established branches in a host state (a state other than its headquarters state) through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the host state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. The 1994 Act further provides that individual states may opt out of interstate branching. If a state did not opt out of interstate branching prior to May 31, 1997, then a bank in that state may merge with a bank in another state provided that neither of the states have opted out.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts, and other financial institutions, are being considered by the executive branch of the Federal government, Congress, and various state governments, including South Carolina and North Carolina. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Bank.

     As a state nonmember bank with deposits insured by the FDIC, the Bank is subject to the supervisory and regulatory authority of the FDIC and the South Carolina State Board of Financial Institutions. The South Carolina State Board of Financial Institutions and the North Carolina Banking Commission regulate all areas of commercial banking operations of state chartered banks under their supervision, including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.


Research

     The Corporation makes no expenditures for research and development.


Dependence upon a Single Customer

     Neither the Corporation nor the Bank is dependent upon a single customer or very few customers. The economy of the Corporation's primary market area is, however, heavily dependent on the tourism industry. Any adverse change in the local tourism market is likely to have an adverse effect on the local economy as well as the business and operations of the Corporation.


Properties

     The Main Office of the Bank, which also serves as the principal office of the Corporation, is located at 2002 Oak Street, Myrtle Beach, South Carolina. The Main Office is an approximately 23,000 square foot, multi-story office building that is owned by the Bank. To the limited extent necessary, the Corporation occupies office space owned by the Bank.

     The Bank owns the real property for thirteen of the branch offices. The Bank owns the buildings, but leases the land for four branch offices, leases the land and building on which one branch office is located from unaffiliated third parties under long-term leases, and leases office space only for a branch in Charleston, South Carolina, from an unaffiliated third party under a long-term lease. In July 1997, the Bank purchased land and a 15,656 square foot building in Conway, South Carolina, to house its new operations center. None of the properties owned by the Corporation or the Bank are encumbered.


Legal Proceedings

     At December 31, 1997, the Corporation had no material pending legal proceedings or other actions, to which the Corporation or any of its Subsidiaries is a party or of which any of their property is the subject, that are expected to have any material adverse effect on the financial condition or results of operations of the Corporation.


Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Corporation during the fourth quarter of 1997.


Directors and Executive Officers of the Corporation

Executive Officers

     The following executive officers of the Corporation are principally responsible for making policy for the Corporation and its Subsidiaries. The age of each executive officer, his current position with the Corporation and/or certain of its Subsidiaries and, if different, his business experience during the past five years are as follows:

Stephen L. Chryst (52)
President and Chief Executive Officer of the Corporation since 1984 and the Bank since 1982.

Robert E. Coffee, Jr. (50)
Executive Vice President and Chief Administrative Officer of the Bank since 1993. Mr. Coffee previously served as President of 1st Atlantic Bank from 1986 through 1993.

Robert R. DuRant, III (52)
Executive Vice President and Chief Credit Officer of the Bank since February
1988.

Tommy E. Looper (50)
Executive Vice President and Chief Financial Officer of the Corporation and the Bank since 1987.

                            SHAREHOLDER INFORMATION

     The following table presents stock price and book value per share information for the Corporation at December 31 for the last five years.


Stock and Dividends Performance



                                        1997        1996        1995       1994       1993
                                    ----------- ----------- ----------- ---------- ----------
  Closing price ...................  $ 33.00     $ 21.67     $ 13.17     $ 9.17     $ 8.67
  Price/earnings ratio ............    21.9X       17.9X       14.2X      10.2X      13.8X
  Price/book value ratio ..........      332%        251%        173%       132%       139%
  Book value/share ................  $  9.95     $  8.63     $  7.63     $ 6.93     $ 6.23
  Dividend payout ratio ...........    23.56%      22.48%      25.84%     22.83%     20.95%

Quarterly Common Stock Prices and Dividends



                                       1997                                          1996
                  ---------------------------------------------- ---------------------------------------------
     Quarter          High        Low        Close     Dividend      High        Low        Close     Dividend
----------------- ----------- ----------- ----------- ---------- ----------- ----------- ----------- ---------
 First ..........  $  23.00    $  21.00    $  21.33    $  0.093   $  14.67    $  13.17    $  13.67    $  0.07
 Second .........     23.33       21.00       23.25       0.093      14.00       13.50       13.58       0.07
 Third ..........     29.33       22.17       33.00       0.093      20.33       13.33       17.67       0.07
 Fourth .........     35.00       30.50       33.00       0.095      23.67       18.00       21.67       0.07

Stock Exchange

The common stock of Anchor Financial Corporation is traded on The Nasdaq Stock Market(SM) under the symbol AFSC.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan enables shareholders to reinvest in full and fractional shares of Anchor Financial Corporation. Shareholders with 100 or more shares of stock are eligible for the program.

Stock Purchase Program

The Stock Purchase Program, which is available to Dividend Reinvestment Plan participants, allows investors to make cash payments to the plan for the purchase of additional shares of Anchor Financial Corporation stock. Participants may make quarterly payments in an amount ranging from a minimum of $100 to a maximum of $2,000.

Stock Transfer Agent and Investor Relations

The Anchor Bank
Post Office Box 2428
Myrtle Beach, SC 29578
(843) 946-3105
1-800-ANCHOR-8 (if long distance)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and tabular data presented below analyze major factors and trends regarding the financial condition and results of operations of Anchor Financial Corporation (the "Corporation") and its principal subsidiary, The Anchor Bank (the "Bank") for each of the three years in the period ended December 31, 1997. On August 11, 1997, the Board of Directors of the Corporation declared a three-for-two stock split in the form of a 50% common stock dividend paid on September 26, 1997, to shareholders of record of the Corporation on August 29, 1997. All financial statement information presented in this report has been restated to reflect the three-for-two stock split.

     The following discussion and analysis should be read in conjunction with the financial information and the Consolidated Financial Statements of the Corporation (including the notes thereto) contained elsewhere in this document. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.


Results of Operations

     Summary

     Net income for the year ended December 31, 1997, totaled $6,113,668, an increase of $1,344,665 or 28.2% over 1996. Net income for 1996 was $4,769,003, an increase of $1,230,103 or 34.8% from the $3,538,900 earned in 1995. Basic net income per share increased 27.7% to $1.59 in 1997, compared with $1.25 in 1996 and $0.93 in 1995. Diluted net income per share increased 24.9% to $1.51 in 1997, compared with $1.21 in 1996 and $0.93 in 1995.

     The increase in earnings during 1997 was primarily due to a $3,890,636 or 19.7% increase in net interest income and a $552,915 or 14.7% increase in noninterest income. These favorable changes were partially offset by a $2,190,986 or 14.3% increase in noninterest expense, a $60,000 or 7.1% increase in the provision for loan losses, and a $847,900 or 32.7% increase in the provision for income taxes.

     The increase in earnings from 1995 to 1996 was primarily due to an 18.7% increase in net interest income and a 26.3% increase in noninterest income. These favorable changes were partially offset by a 42.6% increase in the provision for loan losses, a 13.1% increase in noninterest expense, and a 32.8% increase in the provision for income taxes. Net income excluding investment securities gains and losses increased $1,297,433 or 37.3% to $4,778,588 in 1996, versus $3,481,155 in 1995.

     Return on average assets and return on average stockholders' equity are key measures of earnings performance. Return on average assets for 1997 was 1.13% compared with 1.04% in 1996 and 0.93% in 1995. Return on average stockholders' equity for 1997 was 17.21% versus 15.38% in 1996, and 12.75% in 1995.

     In accordance with the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, the Corporation merged its two banking subsidiaries, The Anchor Bank and The Anchor Bank of North Carolina, on October 4, 1996. The Anchor Bank survived the merger and all information presented in this report reflects this merger for all periods presented. The Anchor Bank of North Carolina's five branch offices operate as part of The Anchor Bank branch system. By bringing the two subsidiary banks together, the Corporation has achieved greater economies of scale and improved efficiencies. Customers of both institutions can do their banking at any of The Anchor Bank's nineteen branches along the Carolina coast.

     Table 1 provides a summary of the statement of income, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of the Corporation's net income is included under the appropriate captions which follow.

Table 1
SUMMARY OF OPERATIONS



                                                   1997             1996
                                             ---------------- ----------------
Income Statement Data
Interest income ............................   $ 43,415,446     $ 35,880,068
Interest expense ...........................     19,740,943       16,096,201
                                               ------------     ------------
Net interest income ........................     23,674,503       19,783,867
Provision for loan losses ..................        910,000          850,000
                                               ------------     ------------
Net interest income after ..................
 provision for loan losses .................     22,764,503       18,933,867
Noninterest income .........................      4,312,672        3,759,757
Noninterest expense ........................     17,521,521       15,330,535
                                               ------------     ------------
Income before income taxes and
 cumulative effect of a change in
 accounting principle ......................      9,555,654        7,363,089
Provision for income taxes .................      3,441,986        2,594,086
                                               ------------     ------------
Income before cumulative effect of a
 change in accounting principle ............      6,113,668        4,769,003
Cumulative effect on prior years (to
 December 31, 1993) of changing to a
 different method of accounting for
 income taxes ..............................              0                0
                                               ------------     ------------
Net income .................................   $  6,113,668     $  4,769,003
                                               ============     ============
Net income per share -- basic ..............   $       1.59     $       1.25
Net income per share -- diluted ............           1.51             1.21
Cash dividend per share ....................          0.375             0.28
Average common shares outstanding --
 basic .....................................      3,843,227        3,830,103
Average common shares outstanding --
 diluted ...................................      4,050,156        3,947,187
Selected Year-End Assets and
 Liabilities
Total assets ...............................   $585,396,625     $493,504,292
Interest-earning assets ....................    537,825,105      445,952,966
Investment securities ......................    121,461,637      100,231,145
Loans -- net of unearned income ............    415,699,240      345,405,167
Deposits ...................................    493,707,505      420,211,850
Noninterest-bearing deposits ...............     83,393,250       79,958,880
Interest-bearing deposits ..................    410,314,255      340,252,970
Interest-bearing liabilities ...............    458,413,935      377,437,946
Stockholders' equity .......................     39,528,439       32,975,405
Selected Ratios
Return on average assets ...................           1.13%            1.04%
Return on average stockholders' equity .....          17.21            15.38
Net yield on average interest-earning
 assets (tax equivalent) ...................           4.79             4.74
Average loans to average deposits ..........          82.57            79.28
Net loan losses to average loans ...........           0.03             0.03
Nonperforming loans to total loans .........           0.06             0.02
Allowance for loan losses to loans .........           1.10             1.10
Allowance for loan losses to
 nonperforming loans .......................       2,006.79         7,169.91
Average stockholders' equity to
 average assets ............................           6.58             6.75
Total risk-based capital ratio .............          12.42            13.33
Tier 1 leverage ratio ......................           6.55             6.79
Dividend payout ratio ......................          23.56            22.48



                                                                                                  Five Year
                                                                                                  Compound
                                                   1995             1994             1993        Growth Rate
                                             ---------------- ---------------- ---------------- ------------
Income Statement Data
Interest income ............................   $ 30,269,788     $ 23,391,823     $ 19,612,321        19.8%
Interest expense ...........................     13,598,500        9,132,518        7,552,105        21.0
                                               ------------     ------------     ------------
Net interest income ........................     16,671,288       14,259,305       12,060,216        18.9
Provision for loan losses ..................        596,000          940,117          521,526         9.2
                                               ------------     ------------     ------------
Net interest income after ..................
 provision for loan losses .................     16,075,288       13,319,188       11,538,690        19.4
Noninterest income .........................      2,976,520        4,432,767        3,349,749         9.6
Noninterest expense ........................     13,559,558       12,367,737       11,152,580        13.3
                                               ------------     ------------     ------------
Income before income taxes and
 cumulative effect of a change in
 accounting principle ......................      5,492,250        5,384,218        3,735,859        28.6
Provision for income taxes .................      1,953,350        1,879,616        1,366,585        28.8
                                               ------------     ------------     ------------
Income before cumulative effect of a
 change in accounting principle ............      3,538,900        3,504,602        2,369,274        28.5
Cumulative effect on prior years (to
 December 31, 1993) of changing to a
 different method of accounting for
 income taxes ..............................              0                0           49,500        NM
                                               ------------     ------------     ------------
Net income .................................   $  3,538,900     $  3,504,602     $  2,418,774        28.5
                                               ============     ============     ============
Net income per share -- basic ..............   $       0.93     $       0.92     $       0.64        28.2
Net income per share -- diluted ............           0.93             0.90             0.63        26.9
Cash dividend per share ....................           0.24             0.21             0.20        13.4
Average common shares outstanding --
 basic .....................................      3,810,744        3,808,434        3,769,746         0.2
Average common shares outstanding --
 diluted ...................................      3,823,007        3,881,538        3,827,532         1.3
Selected Year-End Assets and
 Liabilities
Total assets ...............................   $407,506,417     $351,866,962     $304,334,422         17.7%
Interest-earning assets ....................    368,649,235      316,949,552      269,163,354         18.3
Investment securities ......................     83,446,700       79,079,276       60,066,395         25.4
Loans -- net of unearned income ............    285,103,535      236,771,276      202,987,210         17.3
Deposits ...................................    353,875,756      308,208,417      271,758,555         16.3
Noninterest-bearing deposits ...............     61,748,670       52,730,429       48,516,294         19.6
Interest-bearing deposits ..................    292,127,086      255,477,988      223,242,261         15.7
Interest-bearing liabilities ...............    314,829,664      272,472,176      231,099,670         17.8
Stockholders' equity .......................     28,542,018       24,774,618       23,216,579         13.2
Selected Ratios
Return on average assets ...................           0.93%            1.06%            0.85%
Return on average stockholders' equity .....          12.75            13.94            10.70
Net yield on average interest-earning
 assets (tax equivalent) ...................           4.84             4.77             4.70
Average loans to average deposits ..........          78.33            74.99            76.73
Net loan losses to average loans ...........           0.13             0.23             0.16
Nonperforming loans to total loans .........           0.06             0.19             0.18
Allowance for loan losses to loans .........           1.07             1.18             1.16
Allowance for loan losses to
 nonperforming loans .......................       1,666.10           638.27           505.66
Average stockholders' equity to
 average assets ............................           7.32             7.60             7.93
Total risk-based capital ratio .............          12.18            13.53            14.46
Tier 1 leverage ratio ......................           6.76             6.85             7.19
Dividend payout ratio ......................          25.84            22.83            20.95

NM -- not meaningful

 Net Interest Income

     Net interest income, the major component of the Corporation's income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. Table 2, Comparative Average Balance Sheets -- Yields and Costs, compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the years ended December 31, 1997, 1996, and 1995.


Table 2
COMPARATIVE AVERAGE BALANCE SHEETS -- YIELDS AND COSTS
(Average balances on a tax equivalent basis for the years ended December 31 in thousands)



                                                              1997                                  1996
                                              ------------------------------------- -------------------------------------
                                                Average      Revenue/      Yield/     Average      Revenue/      Yield/
                                                Balance       Expense       Rate      Balance       Expense       Rate
                                              ----------- -------------- ---------- ----------- -------------- ----------
 Interest-earning assets: ...................
  Loans .....................................  $383,084    $36,290,990       9.47%   $315,471    $29,578,147       9.38%
  Investment securities:
   Taxable ..................................   104,069      6,573,788       6.32      94,800      5,816,582       6.14
   Non-taxable ..............................     5,195        407,561       7.85       3,934        323,503       8.22
                                               --------    -----------       ----    --------    -----------       ----
  Total investment securities ...............   109,264      6,981,349       6.39      98,734      6,140,085       6.22
  Interest-bearing balances
   due from banks ...........................       748         42,640       5.70         117          7,331       6.27
  Federal funds sold and securities
   purchased under agreements to resell .....     4,339        239,037       5.51       4,965        264,496       5.33
                                               --------    -----------       ----    --------    -----------       ----
 Total interest-earning assets ..............   497,435    $43,554,016       8.76%    419,287    $35,990,059       8.58%
                                               --------    -----------       ----    --------    -----------       ----
 Noninterest-earning assets:
  Cash and due from banks ...................    19,665                                19,342
  Premises and equipment ....................    16,433                                14,758
  Other, less allowance for loan losses .....     6,630                                 5,865
                                               --------                              --------
   Total noninterest-earning assets .........    42,728                                39,965
                                               --------                              --------
 TOTAL ASSETS ...............................  $540,163                              $459,252
                                               ========                              ========
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Interest checking ........................  $ 43,040    $   827,305       1.92%   $ 40,151    $   803,121       2.00%
   Savings ..................................    27,406        693,940       2.53      30,472        775,337       2.54
   Money market .............................   187,352      9,147,989       4.88     159,920      7,531,176       4.71
   Time deposits ............................   121,852      6,677,373       5.48      94,585      5,204,301       5.50
                                               --------    -----------       ----    --------    -----------       ----
  Total interest-bearing deposits ...........   379,650     17,346,607       4.57     325,128     14,313,935       4.40
  Federal funds purchased and securities
   sold under agreements to repurchase ......     4,266        200,590       4.70       2,735        136,976       5.01
  Other short-term borrowings ...............     1,567         71,082       4.54       1,916         85,533       4.46
  Long-term debt ............................    19,356      1,191,439       6.16      17,811      1,104,069       6.20
  Subordinated notes ........................    11,000        931,225       8.47       5,197        455,688       8.77
                                               --------    -----------       ----    --------    -----------       ----
 Total interest-bearing liabilities .........   415,839     19,740,943       4.75%    352,787     16,096,201       4.56%
                                               --------    -----------       ----    --------    -----------       ----
 Noninterest-bearing liabilities:
  Demand deposits ...........................    84,301                                72,806
  Other liabilities .........................     4,037                                 2,745
                                               --------                              --------
 Total noninterest-bearing liabilities ......    88,338                                75,551
                                               --------                              --------
 Stockholders' equity .......................    35,986                                30,914
                                               --------                              --------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ......................  $540,163                              $459,252
                                               ========                              ========
 Net interest income ........................              $23,813,073                           $19,893,858
                                                           ===========                           ===========
 Interest income/earning assets .............                                8.76%                                 8.58%
 Interest expense/earning assets ............                                3.97                                  3.84
                                                                             ----                                  ----
 Net interest income/earning assets .........                                4.79%                                 4.74%
                                                                             ====                                  ====



                                                              1995
                                              -------------------------------------
                                                Average      Revenue/      Yield/
                                                Balance       Expense       Rate
                                              ----------- -------------- ----------
 Interest-earning assets: ...................
  Loans .....................................  $260,757    $25,277,156       9.69%
  Investment securities:
   Taxable ..................................    75,527      4,471,051       5.92
   Non-taxable ..............................     3,368        286,533       8.51
                                               --------    -----------       ----
  Total investment securities ...............    78,895      4,757,584       6.03
  Interest-bearing balances
   due from banks ...........................        99          6,613       6.68
  Federal funds sold and securities
   purchased under agreements to resell .....     6,807        325,856       4.79
                                               --------    -----------       ----
 Total interest-earning assets ..............   346,558    $30,367,209       8.76%
                                               --------    -----------       ----
 Noninterest-earning assets:
  Cash and due from banks ...................    15,250
  Premises and equipment ....................    12,969
  Other, less allowance for loan losses .....     4,221
                                               --------
   Total noninterest-earning assets .........    32,440
                                               --------
 TOTAL ASSETS ...............................  $378,998
                                               ========
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Interest checking ........................  $ 36,407    $   743,781       2.04%
   Savings ..................................    35,542      1,091,911       3.07
   Money market .............................   123,368      6,319,858       5.12
   Time deposits ............................    77,247      4,316,352       5.59
                                               --------    -----------       ----
  Total interest-bearing deposits ...........   272,564     12,471,902       4.58
  Federal funds purchased and securities
   sold under agreements to repurchase ......     2,020        111,741       5.53
  Other short-term borrowings ...............     2,883        157,504       5.46
  Long-term debt ............................     6,260        417,792       6.67
  Subordinated notes ........................     5,000        439,561       8.79
                                               --------    -----------       ----
 Total interest-bearing liabilities .........   288,727     13,598,500       4.71%
                                               --------    -----------       ----
 Noninterest-bearing liabilities:
  Demand deposits ...........................    60,320
  Other liabilities .........................     2,309
                                               --------
 Total noninterest-bearing liabilities ......    62,629
                                               --------
 Stockholders' equity .......................    27,642
                                               --------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ......................  $378,998
                                               ========
 Net interest income ........................              $16,768,709
                                                           ===========
 Interest income/earning assets .............                                8.76%
 Interest expense/earning assets ............                                3.92
                                                                             ----
 Net interest income/earning assets .........                                4.84%
                                                                             ====

---------
(1) Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.

(2) Non-taxable income has been adjusted to a tax equivalent basis using the federal income tax rate of 34%.

     Net interest income on a tax equivalent basis increased $3,919,215 or 19.7% from $19,893,858 in 1996 to $23,813,073 in 1997. This increase was primarily attributable to the increased volume and yield of earning assets. The net interest margin increased five basis points from 4.74% in 1996 to 4.79% in 1997.

     Interest income on a tax equivalent basis increased $7,563,957 or 21.0% in 1997 primarily due to the increased volume and yield of earning assets. Average earning assets increased 18.6% to $497,435,000 or 92.1% of average total assets in

1997, compared with $419,287,000 or 91.3% in 1996. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $67,613,000 or 21.4%. Average investment securities increased $10,530,000 or 10.7%. The yield on earning assets increased 18 basis points from 8.58% in 1996 to 8.76% in 1997. The primary reasons for the increase in the yield on earning assets during the period were a more favorable mix of earning assets and a higher yield earned on the loan and investment securities portfolios. Average loans were 77.0% of average earning assets in 1997 and 75.2% in 1996. The yield on loans increased 9 basis points from 9.38% in 1996 to 9.47% in 1997 largely due to a higher level of interest rates. The yield on investment securities increased 17 basis points from 6.22% in 1996 to 6.39% in 1997, primarily due to replacing lower yielding U.S. Treasury securities with higher yielding federal agency and mortgage-backed securities. The yield on federal funds sold and securities purchased under agreements to resell, collectively, rose 18 basis points from 5.33% in 1996 to 5.51% in 1997 largely due to the increase in rates paid on these short term investments.

     The cost of funding sources increased $3,644,742 or 22.6% in 1997 primarily due to the increased volume and rate paid on average interest-bearing liabilities. Average interest-bearing liabilities increased $63,052,000 or 17.9%. Interest-bearing deposits grew $54,522,000 or 16.8%, primarily due to 28.8% growth in time deposits and 17.2% growth in money market accounts. Average long-term debt and subordinated notes increased $7,348,000 or 31.9% in 1997. The average rate paid on interest-bearing liabilities increased 19 basis points from 4.56% in 1996 to 4.75% in 1997, primarily due to a higher level of interest rates and a more costly mix of interest-bearing liabilities. The mix of interest-bearing liabilities changed because traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group decreased as a percentage of interest-bearing liabilities from 65.3% in 1996 to 62.0% in 1997. Average long-term debt and subordinated notes were 7.3% of interest-bearing liabilities in 1997 versus 6.5% in 1996. Interest-bearing liabilities decreased as a percentage of average earning assets to 83.6% in 1997 from 84.1% in 1996.

     The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. The increase in net interest margin was primarily attributable to an increase in noninterest-bearing funding sources. Noninterest-bearing funding sources increased $15,096,000 or 22.7% in 1997 to 16.4% of average earning assets from 15.9% in 1996. Table 3, the Analysis of Net Interest Income Changes, shows the impact of balance sheet changes, which occurred during 1997 and 1996, and the changes in interest rate levels.

Table 3
ANALYSIS OF NET INTEREST INCOME CHANGES



                                                      1997 compared to 1996                    1996 compared to 1995
                                             --------------------------------------- ------------------------------------------
                                               Change in    Change in                  Change in      Change in
                                                 Volume        Rate        Total         Volume         Rate          Total
                                             ------------- ----------- ------------- ------------- -------------- -------------
Interest income:
  Loans ....................................  $6,402,183    $ 310,660   $6,712,843    $5,153,422     $ (852,431)   $4,300,991
  Investment securities:
   Taxable .................................     581,607      175,599      757,206     1,177,321        168,210     1,345,531
   Non-taxable .............................      99,527      (15,469)      84,058        46,810         (9,840)       36,970
  Interest-bearing balances due from
   banks ...................................      36,029         (720)      35,309         1,147           (429)          718
  Federal funds sold and securities
   purchased under agreements to
   resell ..................................     (34,244)       8,785      (25,459)      (95,199)        33,839       (61,360)
                                              ----------    ---------   ----------    ----------     ----------    ----------
    Total interest-earning assets ..........   7,085,102      478,855    7,563,957     6,283,501       (660,651)    5,622,850
                                              ----------    ---------   ----------    ----------     ----------    ----------
Interest expense:
  Interest checking ........................      56,325      (32,141)      24,184        75,160        (15,820)       59,340
  Savings ..................................     (77,651)      (3,746)     (81,397)     (143,620)      (172,954)     (316,574)
  Money market .............................   1,331,035      285,778    1,616,813     1,753,708       (542,390)    1,211,318
  Time deposits ............................   1,494,290      (21,218)   1,473,072       954,925        (66,976)      887,949
  Federal funds purchased and
   securities sold under agreements to
   repurchase ..............................      72,450       (8,836)      63,614        36,599        (11,364)       25,235
  Other short-term borrowings ..............     (15,811)       1,360      (14,451)      (46,577)       (25,394)      (71,971)
  Long-term debt ...........................      95,151       (7,781)      87,370       718,063        (31,786)      686,277
  Subordinated notes .......................     491,790      (16,253)     475,537        17,276         (1,149)       16,127
                                              ----------    ---------   ----------    ----------     ----------    ----------
    Total interest-bearing liabilities .....   3,447,579      197,163    3,644,742     3,365,534       (867,833)    2,497,701
                                              ----------    ---------   ----------    ----------     ----------    ----------
    Net interest income ....................  $3,637,523    $ 281,692   $3,919,215    $2,917,967     $  207,182    $3,125,149
                                              ==========    =========   ==========    ==========     ==========    ==========

---------
(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

(2) Balances of nonaccrual loans and related income recognized have been included for computational purposes.

(3) Non-taxable income has been converted to a tax equivalent basis using the federal income tax rate of 34%.

     Net interest income on a tax equivalent basis for 1996 increased $3,125,149 or 18.6% from the amount earned in 1995. This increase was primarily attributable to the increased volume of earning assets. The net interest margin decreased ten basis points from 4.84% in 1995 to 4.74% in 1996. Average earning assets increased 21.0% to $419,287,000 or 91.3% of average total assets in 1996, compared with $346,558,000 or 91.4% in 1995. The cost of funding sources increased $2,497,702 or 18.4% in 1996 primarily due to the $64,060,000 or 22.2%
increase in interest-bearing liabilities from 1995.


     Noninterest Income

     Noninterest income for the Corporation consists of service charges on deposit accounts, trust revenues, mortgage banking income, gains and losses on investment securities transactions, and other commissions and fees generated from various banking and bank-related activities. Noninterest income has traditionally been an important contributing factor to the Corporation's overall profitability. Noninterest income increased $552,915 or 14.7% and totaled $4,312,672 in 1997 compared to $3,759,757 in 1996. Noninterest income excluding net investment securities transactions was $4,337,982 in 1997, an increase of 14.9% from $3,774,280 in 1996.

     Commissions and fees, which include revenues from credit card-related services, ATM networks, and alternative investment product services increased $355,020 or 37.8% to $1,293,434 in 1997 from $938,414 in 1996. The primary reasons for this growth were increases of $186,410 or 34.2% in credit card-related revenues, $88,828 or 63.8% in ATM network revenues, and $64,834 or 87.7% in investment fee income.

     The Corporation's trust operation produced revenues of $312,913 in 1997, an increase of 21.4% compared with $257,703 in 1996. In 1997, mortgage banking income (which includes profits from the origination and sale of residential real estate loans) rose $90,748 or 50.6% to a total of $270,285, compared with $179,537 in 1996. The significant increase in mortgage banking income resulted from increased volume of loan originations due to the favorable interest rate environment and the Corporation's expansion of its mortgage origination program. In connection with its mortgage banking activities, the Corporation primarily originates mortgage loans under mandatory delivery commitments, which substantially limit the Corporation's risk of loss on the loans during the period they are held or committed to borrowers.

     Losses on sales of investment securities totaled $25,310 in 1997 and $14,523 in 1996, compared with a gain of $87,492 in 1995. The net losses in 1997 and 1996 and net gain in 1995 resulted primarily from the sales of short-term securities to provide liquidity for anticipated loan demand.

     Although the Corporation achieved strong deposit growth, service charges on deposit accounts experienced only a slight increase. Average deposits increased 16.6% in 1997, whereas service charges on deposit accounts increased only 3.6% over 1996. The Corporation completed a thorough analysis of its service charge structure and initiated changes late in the year.

     Other operating income decreased slightly in 1997. This decrease was due in part to non-recurring income of $100,000 for check services and $100,657 from life insurance proceeds received in 1996.

     Noninterest income excluding net investment securities transactions increased $885,252 or 30.6% to $3,774,280 in 1996 compared to $2,889,028 in
1995. The primary reasons for this increase were a 25.4% increase in service charges on deposit accounts and a 46.4% increase in commissions and fees. The increase in service charges reflected significant deposit growth and competitive pricing. The increase in commissions and fees resulted primarily from growth in credit card-related revenues and ATM network revenues.


     Noninterest Expense

     Noninterest expense in 1997 increased $2,190,986 or 14.3% and totaled $17,521,521 compared with $15,330,535 in 1996. Each category of noninterest expense was affected by the significant growth experienced by the Corporation during 1997 and 1996.

     Salaries and employee benefits increased $1,452,432 or 17.6% during 1997, primarily due to the investment in new personnel. The staffing cost increases were largely due to the opening of a new branch office in Charleston, South Carolina during the second quarter of 1997, and expansion of sales-related positions in growing market areas. Merit increases, performance bonuses, and increased contributions to fund the Corporation's employee benefit plans also contributed to this increase.

     Net occupancy expense increased $74,417 or 5.7% during 1997, largely due to higher building depreciation and maintenance expenses. The Corporation purchased the building which houses the South College Road branch office in Wilmington, North Carolina during the third quarter of 1996 and a new operations center in Conway, South Carolina in the third quarter of 1997. Equipment expense increased $30,507 or 2.4%, primarily due to higher equipment lease and maintenance costs.

     Other operating expense increased $633,630 or 14.1% in 1997 primarily due to the significant growth realized by the Corporation. Note 9 to the consolidated financial statements presents a comparison of other operating expense by category. The Corporation increased spending in selected areas to enhance revenue growth. The selected areas included marketing-related expenses, which increased 36.5%, and telephone and data communications expense, which increased 18.5%. Legal expense increased 81.8% during 1997, which included closing costs that the Corporation incurred in association with a home equity line of credit promotion.

     The Corporation recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. This issue affects computer systems that have time-sensitive programs that may not properly recognize the Year 2000. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. Early in 1997, a corporate wide plan was initiated for the purpose of identifying, evaluating and implementing changes to computer programs necessary to address the Year 2000 issue. As of December 31, 1997, the Corporation had completed its Year 2000 assessment. Internal Year 2000 issues are being addressed by the Corporation with modifications to existing programs and conversions to new programs. The Corporation is also communicating with software vendors and other service providers with whom it conducts business to help it identify and resolve Year 2000 issues. Software conversion and renovations are scheduled to be completed by the Corporation as of December 31, 1998. The Corporation expects to complete Year 2000 validation and testing of software by September 1999. The total cost associated with the required modifications and conversions, while not completely known at this time, is not expected to exceed $250,000. These costs are not expected to be material to the Corporation's financial position and are being expensed as incurred.

     Noninterest expense in 1996 increased $1,770,977 or 13.1% from 1995. The primary reasons for the increase were increases in all categories of noninterest expense due to the Corporation's growth in 1996. Salaries and employee benefits increased 15.4% due primarily to the increased number of employees from expansion into new markets and investment in new personnel to further develop the infrastructure of the Corporation. Net occupancy expense and equipment expense increased 25.1% and 21.0%, respectively, because of two new banking locations in Wilmington, North Carolina and investments to maintain existing facilities. Other operating expense increased 4.3% primarily due to expansion related expenses and expenses related to the significant growth realized by the Corporation.


     Income Taxes

     Total income tax expense included in the Consolidated Statement of Income was $3,441,986 in 1997, compared with $2,594,086 in 1996 and $1,953,350 in
1995. The primary reasons for the increase in income tax expense were higher pre-tax income and a higher effective tax rate. The Corporation's effective tax rates were 36.0%, 35.2%, and 35.6% in 1997, 1996, and 1995, respectively.

     The Corporation's effective tax rate increased in 1997 primarily due to an increase in state tax expense and a decrease in non-taxable income. The Corporation's effective tax rate decreased slightly in 1996 primarily due to an increase in non-taxable interest income and the receipt of life insurance proceeds.


Table 4
SOURCES AND USES OF FUNDS
(Average balances in thousands)


                                                    1997                 1996
                                            -------------------- ---------------------
                                              Amount    Percent    Amount     Percent
                                            ---------- --------- ---------- ----------
      Composition of Sources:
       Demand deposits ....................  $ 84,301     15.6%   $ 72,806      15.9%
       Interest checking ..................    43,040      8.0      40,151       8.8
       Savings ............................    27,406      5.1      30,472       6.6
       Money market .......................   187,352     34.7     159,920      34.8
       Time deposits ......................   121,852     22.5      94,585      20.6
       Short-term borrowings ..............     5,833      1.1       4,651       1.0
       Long-term borrowings ...............    19,356      3.6      17,811       3.9
       Subordinated notes .................    11,000      2.0       5,197       1.1
       Other liabilities ..................     4,037      0.7       2,745       0.6
       Stockholders' equity ...............    35,986      6.7      30,914       6.7
                                             --------    -----    --------     -----
        Total sources .....................  $540,163    100.0%   $459,252     100.0%
                                             ========    =====    ========     =====
      Composition of Uses:
       Loans ..............................  $383,084     70.9%   $315,471      68.7%
       Investment securities ..............   109,264     20.2      98,734      21.5
       Other interest-earning assets ......     5,087      1.0       5,082       1.1
                                             --------    -----    --------     -----
        Total interest-earning assets .....   497,435     92.1     419,287      91.3
       Noninterest-earning assets .........    42,728      7.9      39,965       8.7
                                             --------    -----    --------     -----
        Total uses ........................  $540,163    100.0%   $459,252     100.0%
                                             ========    =====    ========     =====

---------
(1) Loan balances are stated net of unearned income.


Financial Condition

     Investment Securities

     Average investment securities represented 22.0% of average earning assets during 1997 compared to 23.5% in 1996. The decrease in the percentage of investment securities was due to strong loan growth in each of the Corporation's market areas. At December 31, 1997, investment securities totaled $121,461,637 or 22.6% of total earning assets.

     The Corporation primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies and corporations with maturities up to five years. The amortized cost and estimated fair value of debt securities at December 31, 1997 are shown in Table 5. Actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Table 5
INVESTMENT SECURITIES
(December 31 balances in thousands)



                                                          1997
                              ------------------------------------------------------------
                                                       Estimated    Average        Tax
                                  Par      Amortized      Fair      Maturity   Equivalent
                                 Value        Cost       Value     (Yrs/Mos)      Yield
                              ----------- ----------- ----------- ----------- ------------
HELD-TO-MATURITY
U.S. Treasury securities:
 Within one year ............  $  2,500    $  2,500    $  2,494                    5.06%
 One to five years ..........     2,000       2,029       2,043                    6.00
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     4,500       4,529       4,537       0/11         5.48
                               --------    --------    --------       ----         ----
Securities of other U.S.
 Government agencies and
 corporations:
 Within one year ............     2,030       2,018       2,020                    5.97
 One to five years ..........     2,000       1,995       2,000                    5.99
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     4,030       4,013       4,020        1/9         5.98
                               --------    --------    --------       ----         ----
Obligations of states and
 political subdivisions:
 Within one year ............       715         715         717                    7.10
 One to five years ..........     1,174       1,172       1,201                    9.54
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     1,889       1,887       1,918       1/11         8.61
                               --------    --------    --------       ----         ----
Total portfolio .............  $ 10,419    $ 10,429    $ 10,475        1/5         6.24%
                               ========    ========    ========       ====         ====
AVAILABLE-FOR-SALE
U.S. Treasury securities:
 Within one year ............  $  4,000    $  3,980    $  3,991                    6.00%
 One to five years ..........    18,000      18,037      18,288                    6.34
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................    22,000      22,017      22,279       1/11         6.28
                               --------    --------    --------       ----         ----
Securities of other U.S.
 Government agencies
 and corporations:
 Within one year ............     9,200       9,145       9,160                    6.11
 One to five years ..........    23,185      22,996      23,141                    6.40
 Five to ten years ..........    19,420      19,669      19,852                    6.59
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................    51,805      51,810      52,153        4/3         6.41
                               --------    --------    --------       ----         ----
Mortgage-backed securities:
 Within one year ............         0           0           0                    0.00
 One to five years ..........         0           0           0                    0.00
 Five to ten years ..........    12,747      12,539      12,653                    6.58
 Over ten years .............    14,722      14,416      14,558                    6.54
                               --------    --------    --------                    ----
  Total .....................    27,469      26,955      27,211        5/8         6.56
                               --------    --------    --------       ----         ----
Obligations of states and
 political subdivisions:
 Within one year ............         0           0           0                    0.00
 One to five years ..........     1,055       1,056       1,091                    8.48
 Five to ten years ..........     3,480       3,479       3,567                    7.34
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     4,535       4,535       4,658        6/0         7.60
                               --------    --------    --------       ----         ----
Marketable equity securities      2,724       3,390       4,732       N/A          7.02
                               --------    --------    --------       ----         ----
Total portfolio .............  $108,533    $108,707    $111,033        4/2         6.49%
                               ========    ========    ========       ====         ====



                                       1996                    1995
                              ----------------------- ----------------------
                                           Estimated               Estimated
                               Amortized      Fair     Amortized     Fair
                                  Cost       Value        Cost       Value
                              ----------- ----------- ----------- ----------
HELD-TO-MATURITY
U.S. Treasury securities:
 Within one year ............   $ 6,003     $ 6,021     $ 9,725    $ 9,708
 One to five years ..........     5,050       5,037      10,060     10,078
 Five to ten years ..........         0           0           0          0
 Over ten years .............         0           0           0          0
                                -------     -------     -------    -------
  Total .....................    11,053      11,058      19,785     19,786
                                -------     -------     -------    -------
Securities of other U.S.
 Government agencies and
 corporations:
 Within one year ............     1,000       1,006       2,306      2,322
 One to five years ..........     3,992       3,982       6,917      6,983
 Five to ten years ..........         0           0           0          0
 Over ten years .............         0           0           0          0
                                -------     -------     -------    -------
  Total .....................     4,992       4,988       9,223      9,305
                                -------     -------     -------    -------
Obligations of states and
 political subdivisions:
 Within one year ............        90          91         227        225
 One to five years ..........     1,962       1,994       1,807      1,823
 Five to ten years ..........        90          95         361        383
 Over ten years .............         0           0           0          0
                                -------     -------     -------    -------
  Total .....................     2,142       2,180       2,395      2,431
                                -------     -------     -------    -------
Total portfolio .............   $18,187     $18,226     $31,403    $31,522
                                =======     =======     =======    =======
AVAILABLE-FOR-SALE
U.S. Treasury securities:
 Within one year ............   $ 8,015     $ 8,058     $12,540    $12,566
 One to five years ..........    21,065      21,218      14,505     14,711
 Five to ten years ..........         0           0           0          0
 Over ten years .............         0           0           0          0
                                -------     -------     -------    -------
  Total .....................    29,080      29,276      27,045     27,277
                                -------     -------     -------    -------
Securities of other U.S.
 Government agencies
 and corporations:
 Within one year ............     4,786       4,800       3,984      3,993
 One to five years ..........    31,349      31,401      16,029     16,194
 Five to ten years ..........       955         980           0          0
 Over ten years .............         0           0           0          0
                                -------     -------     -------    -------
  Total .....................    37,090      37,181      20,013     20,187
                                -------     -------     -------    -------
Mortgage-backed securities:
 Within one year ............         3           3           0          0
 One to five years ..........         0           0           3          3
 Five to ten years ..........     5,535       5,560           0          0
 Over ten years .............     2,895       2,925         111        112
                                -------     -------     -------    -------
  Total .....................     8,433       8,488         114        115
                                -------     -------     -------    -------
Obligations of states and
 political subdivisions:
 Within one year ............         0           0           0          0
 One to five years ..........       653         678         538        560
 Five to ten years ..........     2,193       2,242         869        889
 Over ten years .............         0           0           0          0
                                -------     -------     -------    -------
  Total .....................     2,846       2,920       1,407      1,449
                                -------     -------     -------    -------
Marketable equity securities      3,824       4,179       3,015      3,015
                                -------     -------     -------    -------
Total portfolio .............   $81,273     $82,044     $51,594    $52,043
                                =======     =======     =======    =======

---------
(1) Tax equivalent yield has been calculated using an incremental income tax rate of 34%.

     Investment securities available-for-sale are held for expected liquidity requirements, capital planning, and asset/liability management. Such securities, recorded at fair value, were $111,033,032 or 91.4% of the total investment portfolio at December 31, 1997 compared with $82,044,037 or 81.9% at December 31, 1996. Investment securities held-to-maturity and recorded at amortized cost aggregated $10,428,605 or 8.6% of the total investment portfolio at December 31, 1997 compared with $18,187,108 or 18.1% at December 31, 1996. The estimated fair value of such securities exceeded the carrying value by $45,964 or 0.4% and $38,745 or 0.2% at December 31, 1997 and 1996,
respectively.


     Loans

     Loans, the largest component of earning assets, represented 77.0% of average earning assets and 70.9% of average total assets during 1997, compared with 75.2% and 68.7%, respectively, during 1996. In 1997, average loans grew 21.4% to $383,084,000 from $315,471,000 in 1996. In 1997, the Corporation focused on growth in new markets, loan quality, and expansion of existing customer relationships.

     Loan policies and procedures provide the overall direction for administration of the loan portfolio. The lending strategy focuses on quality growth in each of the Corporation's market areas. The Corporation's loan underwriting process is intended to ensure that sound and consistent credit decisions are made.

     The Corporation's commercial lenders focus primarily on small and medium-sized businesses in its primary market areas. Geographic and industry diversification are difficult to attain, as the Corporation is a relatively small commercial financial institution competing primarily along the coast of South Carolina and North Carolina. Most of these markets are dependent on the tourism industry and are seasonal in nature. However, the Corporation's lenders have a high level of experience analyzing the different types of businesses competing in this industry in its primary market areas.

     Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During 1997, the Corporation did not experience any material credit deterioration attributable to adverse trends in specific markets or the economy in general.

     The Corporation's primary market area is centered in Myrtle Beach, South Carolina and consists of the entire area known as the Grand Strand. The addition of offices in Mount Pleasant and Charleston, South Carolina and Wilmington, North Carolina, as well as, offices in other coastal areas of South Carolina and North Carolina have provided an opportunity for growth and diversification. Loans, net of unearned income at December 31, 1997 increased 20.4% to $415,699,240 compared with $345,405,167 reported in 1996. This growth was due to quality loan demand and expansion into new market areas.

     The composition of the loan portfolio at December 31 for the last five years is presented in Table 6. Commercial, financial, and agricultural loans decreased 5.0% from 1996 and represent 12.6% of gross loans at December 31, 1997. Real estate-construction loans, which were 13.3% of gross loans at December 31, 1997, increased 54.3% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 18.7% from 1996 and represent 40.0% of gross loans at December 31, 1997. Installment loans to individuals, which include residential real estate loans, represent 27.7% of gross loans and increased 16.2% during 1997.


Table 6
LOAN PORTFOLIO COMPOSITION
(December 31 balances in thousands)



                                            1997                    1996
                                   ----------------------- -----------------------
                                                  Percent                 Percent
                                      Amount     of Gross     Amount     of Gross
                                   ------------ ---------- ------------ ----------
  Commercial, financial,
   and agricultural ..............   $ 52,541       12.6%    $ 55,296       16.0%
  Real estate - construction .....     55,173       13.3       35,766       10.4
  Real estate - mortgage .........    166,199       40.0      139,969       40.5
  Installment loans to
   individuals ...................    115,052       27.7       98,998       28.7
  Other ..........................     26,772        6.4       15,401        4.4
                                     --------      -----     --------      -----
  Gross loans ....................    415,737      100.0%     345,430      100.0%
                                                   =====                   =====
  Unearned income ................        (38)                    (25)
                                     --------                --------
  Total loans ....................   $415,699                $345,405
                                     ========                ========



                                            1995                    1994                    1993
                                   ----------------------- ----------------------- ----------------------
                                                  Percent                 Percent                Percent
                                      Amount     of Gross     Amount     of Gross     Amount     of Gross
                                   ------------ ---------- ------------ ---------- ------------ ---------
  Commercial, financial,
   and agricultural ..............   $ 61,306       21.5%    $ 51,738       21.8%    $ 46,547      22.9%
  Real estate - construction .....     22,168        7.8       13,339        5.6       11,625       5.7
  Real estate - mortgage .........    102,614       36.0      102,908       43.5       82,687      40.7
  Installment loans to
   individuals ...................     87,420       30.6       60,418       25.5       55,600      27.4
  Other ..........................     11,621        4.1        8,399        3.6        6,566       3.3
                                     --------      -----     --------      -----     --------     -----
  Gross loans ....................    285,129      100.0%     236,802      100.0%     203,025     100.0%
                                                   =====                   =====                  =====
  Unearned income ................        (25)                    (31)                    (38)
                                     --------                --------                --------
  Total loans ....................   $285,104                $236,771                $202,987
                                     ========                ========                ========

     The changing mix of the loan portfolio reflects the Corporation's expansion into new market areas and the changing economy. While most categories of loans increased during 1997, real estate-construction and commercial real estate loans experienced the fastest growth. The primary reason for this increase is the rapid growth and expansion in the Corporation's market areas.


Table 7
SELECTED LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(December 31, 1997 balances in thousands)



                                                          One Year     One to     Over Five
                                                           or Less   Five Years     Years      Total
                                                         ---------- ------------ ---------- ----------
Types of loans:
  Commercial, financial and agricultural ...............  $ 24,716    $ 20,967    $  6,858   $ 52,541
  Real estate - construction ...........................    19,175      14,599      21,399     55,173
  Real estate - mortgage ...............................    25,497      73,860      66,842    166,199
  Installment loans to individuals and other loans .....    57,391      72,095      12,300    141,786
                                                          --------    --------    --------   --------
   Total ...............................................  $126,779    $181,521    $107,399   $415,699
                                                          ========    ========    ========   ========
Total of loans above with:
  Predetermined interest rates .........................  $ 46,145    $142,758    $ 25,159   $214,062
  Adjustable interest rates ............................    80,634      38,763      82,240    201,637
                                                          --------    --------    --------   --------
   Total ...............................................  $126,779    $181,521    $107,399   $415,699
                                                          ========    ========    ========   ========

---------
(1) Loan balances include unearned income


     Nonperforming assets

     Nonperforming assets consist of nonaccrual loans on which the ultimate collection of the full amount of principal and/or interest is uncertain, restructured loans, loans past due ninety days or more as to principal or interest, and other real estate owned. Management is not aware of any situation where known information about a borrower would require disclosure as a potential problem loan. The Corporation does not have any foreign loans or loans for highly leveraged transactions. A summary of nonperforming assets at December 31 follows:


NONPERFORMING ASSETS
(Balances at December 31)



                                                                    1997          1996
                                                               ------------- -------------
 Nonaccrual loans ............................................   $ 228,674     $  53,016
 Loans past due ninety days or more ..........................           0             0
 Troubled debt restructurings ................................           0             0
 Other real estate owned .....................................     187,000       126,245
                                                                 ---------     ---------
 Total nonperforming assets ..................................   $ 415,674     $ 179,261
                                                                 =========     =========
 Nonperforming assets to total loans and other real estate
 owned .......................................................        0.10%         0.05%



                                                                    1995          1994          1993
                                                               ------------- ------------- -------------
 Nonaccrual loans ............................................   $ 182,801     $ 438,052     $ 293,256
 Loans past due ninety days or more ..........................           0             0        68,103
 Troubled debt restructurings ................................           0             0             0
 Other real estate owned .....................................           0             0       105,689
                                                                 ---------     ---------     ---------
 Total nonperforming assets ..................................   $ 182,801     $ 438,052     $ 467,048
                                                                 =========     =========     =========
 Nonperforming assets to total loans and other real estate
 owned .......................................................        0.06%         0.19%         0.23%

     During 1997, nonperforming assets increased $236,413 to $415,674, compared with $179,261 reported in 1996. There were no loans past due 90 days or more. The nonperforming assets to total loans and other real estate owned ratio increased to 0.10% and remains at a very favorable level. During 1996, nonperforming assets declined slightly and the nonperforming assets to total loans and other real estate owned ratio was 0.05%.

 Allowance for Loan Losses

     An analysis of activity in the allowance for loan losses is presented in Table 8. The allowance for loan losses is established and maintained through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance.


Table 8
SUMMARY OF LOAN LOSS EXPERIENCE
(Balances for the years ended December 31)



                                                               1997            1996
                                                         --------------- ---------------
Allowance for loan losses at beginning of year .........   $ 3,801,201     $ 3,045,656
                                                           -----------     -----------
Amounts charged off during year:
  Commercial, financial and agricultural ...............        80,166         164,009
  Real estate - construction ...........................             0               0
  Real estate-mortgage .................................       133,125          85,890
  Installment loans to individuals and other loans .....       120,833         103,807
                                                           -----------     -----------
   Total loans charged off .............................       334,124         353,706
                                                           -----------     -----------
Amount of recoveries during year:
  Commercial, financial and agricultural ...............       179,511          94,905
  Real estate - construction ...........................             0               0
  Real estate - mortgage ...............................        10,672         130,897
  Installment loans to individuals and other loans .....        21,736          33,449
                                                           -----------     -----------
   Total recoveries ....................................       211,919         259,251
                                                           -----------     -----------
Net loans charged off ..................................       122,205          94,455
                                                           -----------     -----------
Provision for loan losses ..............................       910,000         850,000
                                                           -----------     -----------
Allowance for loan losses at end of year ...............   $ 4,588,996     $ 3,801,201
                                                           ===========     ===========
Ratio of net charge-offs during the year to average
  loans outstanding during the year ....................          0.03%           0.03%



                                                               1995            1994            1993
                                                         --------------- --------------- ---------------
Allowance for loan losses at beginning of year .........   $ 2,795,941     $ 2,361,656     $ 2,162,265
                                                           -----------     -----------     -----------
Amounts charged off during year:
  Commercial, financial and agricultural ...............       214,651         315,001         196,559
  Real estate - construction ...........................             0               0               0
  Real estate-mortgage .................................       146,768         216,146         142,148
  Installment loans to individuals and other loans .....        91,588          88,440         124,228
                                                           -----------     -----------     -----------
   Total loans charged off .............................       453,007         619,587         462,935
                                                           -----------     -----------     -----------
Amount of recoveries during year:
  Commercial, financial and agricultural ...............        79,911          56,156          55,470
  Real estate - construction ...........................             0               0               0
  Real estate - mortgage ...............................        12,523          12,663          71,791
  Installment loans to individuals and other loans .....        14,288          44,936          13,539
                                                           -----------     -----------     -----------
   Total recoveries ....................................       106,722         113,755         140,800
                                                           -----------     -----------     -----------
Net loans charged off ..................................       346,285         505,832         322,135
                                                           -----------     -----------     -----------
Provision for loan losses ..............................       596,000         940,117         521,526
                                                           -----------     -----------     -----------
Allowance for loan losses at end of year ...............   $ 3,045,656     $ 2,795,941     $ 2,361,656
                                                           ===========     ===========     ===========
Ratio of net charge-offs during the year to average
  loans outstanding during the year ....................          0.13%           0.23%           0.16%

     The ratio of net charge-offs to average loans was 0.03% in 1997, 0.03% in 1996, and 0.13% in 1995. The level of net charge-offs in 1997 remained the same as in 1996. The provision for loan losses totaled $910,000 in 1997 compared with $850,000 in 1996, and $596,000 in 1995.

     The increased level of the provision for loan losses during 1997 was primarily attributable to loan growth and a slight increase in net charge-offs. The provision for loan losses was made to reflect potential losses inherent in the loan portfolio and was not attributable to individual loans for which management believed specific accruals were necessary at December 31, 1997. The level of the provision for loan losses in 1996 and 1995 primarily reflected significant loan growth.

     In determining the amount of the provision for loan losses, management reviews past experience of loan charge-offs, the level of past due and nonaccrual loans, the size and mix of the portfolio, adverse classifications of recent regulatory examinations, general economic conditions in the market area, and most importantly, individual loans to identify potential credit problems. The level of the allowance for loan losses is believed to be adequate in relation to the current size, mix, and quality of the portfolio.

     Any loans classified by the Corporation or regulatory examiners as loss, doubtful, substandard, or special mention not disclosed herein, or within the relevant tables, do not (i) represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubt as to the abilities of such borrowers to comply with the loan repayment terms.

     In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation's policy to apply the provisions of SFAS No. 114 to nonaccrual commercial loans. At December 31, 1997, impaired loans had a related specific allowance for loan losses totaling $23,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 1997.

     Table 9 presents an allocation of the allowance for loan losses by different loan categories. The breakdown is based upon a number of qualitative factors, and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.


TABLE 9
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(December 31 balances)



                                                1997                       1996
                                     -------------------------- --------------------------
                                                    Percent of                 Percent of
                                                       Total                      Total
                                         Amount        Loans        Amount        Loans
                                     ------------- ------------ ------------- ------------
Commercial, financial, and
 agricultural ......................  $  895,048       12.64%    $  941,972       16.01%
Real estate - construction .........     551,732       13.27        357,655       10.35
Real estate - mortgage .............     949,737       39.98        799,844       40.52
Installment loans to individuals
 and other loans ...................   1,692,479       34.11      1,201,730       33.12
Unallocated ........................     500,000                    500,000
                                      ----------                 ----------
  Total ............................  $4,588,996      100.00%    $3,801,201      100.00%
                                      ==========      ======     ==========      ======



                                                1995                       1994                      1993
                                     -------------------------- -------------------------- -------------------------
                                                    Percent of                 Percent of                 Percent of
                                                       Total                      Total                     Total
                                         Amount        Loans        Amount        Loans        Amount       Loans
                                     ------------- ------------ ------------- ------------ ------------- -----------
Commercial, financial, and
 agricultural ......................  $  933,486       21.50%    $  787,802       21.85%    $  698,199       22.93%
Real estate - construction .........     221,678        7.77        133,387        5.63        116,248        5.72
Real estate - mortgage .............     513,072       35.99        514,541       43.46        413,437       40.73
Installment loans to individuals
 and other loans ...................     877,420       34.74        860,211       29.06        683,772       30.62
Unallocated ........................     500,000                    500,000                    450,000
                                      ----------                 ----------                 ----------
  Total ............................  $3,045,656      100.00%    $2,795,941      100.00%    $2,361,656      100.00%
                                      ==========      ======     ==========      ======     ==========      ======

     Funding Sources

     Average deposits increased 16.6% to $463,951,000 in 1997 from $397,934,000 in 1996. In 1997, the mix of interest-bearing deposits changed as average certificates of deposit increased 28.8%, while average interest checking, money market and savings accounts as a group increased 11.8%. Average certificates of deposit represented 26.3% of average deposits in 1997 compared with 23.8% in 1996. Average interest checking, money market and savings accounts as a group were 55.6% of average deposits in 1997 compared with 57.9% in 1996. Average demand deposits increased 15.8% to $84,301,000 and represented 18.2% of average deposits in 1997 compared with 18.3% in 1996.

     Average short-term borrowings increased $1,182,000 or 25.4% to $5,833,000 in 1997 from $4,651,000 in 1996. With the seasonality of the Corporation's market area, the Corporation typically borrows money from correspondent banks, the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank under its seasonal borrowing privilege in the winter months when deposits are at their lowest levels and loan demand is at its highest. Pursuant to collateral agreements with the FHLB, advances are secured by stock in the FHLB and qualifying first mortgage loans in the amount of $89.2 million. Advances on the line of credit with the Federal Reserve Bank must be secured by U.S. Treasury or Government agency securities. The Corporation's liquidity position remained favorable through the winter months of 1997, however, the need for short-term borrowings increased during the year. At December 31, 1997, the Corporation had short-term borrowings of $14,099,680, an increase of $5,914,704 from the $8,184,976 reported at December 31, 1996. The primary reason for this increase was to fund seasonal lending needs.

     Advances from the FHLB with an initial maturity of more than one year totaled $23,000,000 at December 31, 1997, versus $18,000,000 at December 31, 1996. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB. Fixed interest rates on these advances ranged from 5.48% to 7.21%, payable monthly or quarterly, with principal due at various maturities ranging from 1998 to 2005.

     On December 20, 1996, the Corporation issued $6,000,000 of 7.89% Subordinated Notes due December 20, 2006. Under the terms of the Subordinated Note Agreement, the balance of the debt can be prepaid on December 20, 2001 at par plus accrued and unpaid interest. On December 20, 2001, the interest rate on this issue will be reset to a rate approximately equal to the yield on the 5-year U.S. Treasury Note plus 195 basis points. On December 1, 1993, the Corporation issued $5,000,000 of 8.60% Subordinated Notes due December 1, 2003. Under the terms of the Subordinated Note Agreement, the balance of the debt cannot be paid prior to its final maturity. The interest on these single principal payment issues is payable semi-annually of each year and at maturity. This long-term debt qualifies for inclusion in the determination of total capital under the risk-based capital guidelines.


     Capital Resources

     The Corporation maintains a strong level of capital as a margin of safety for its depositors and stockholders, as well as to provide for future growth and the ability to pay dividends. At December 31, 1997, stockholders' equity was $39,528,439 versus $32,975,405 at December 31, 1996. The Corporation paid cash dividends of $0.375 per share in 1997, $0.28 per share in 1996, and $0.24 per share in 1995.

     During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders' equity less goodwill and certain other intangibles divided by average assets) was 6.55% and 6.79% at December 31, 1997 and 1996, respectively, for the Corporation.

     The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders' equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 8.79% and 9.13% at December 31, 1997 and 1996, respectively, and a total risk-based capital ratio of 12.42% and 13.33% at December 31, 1997 and 1996, respectively, well above the regulatory requirements for a well-capitalized institution. Note 15 to the consolidated financial statements presents the Bank's actual capital amounts and ratios at December 31, 1997 and 1996.

     The following table shows several capital ratios for the last three years:




                                          1997       1996       1995
                                       ---------- ---------- ----------
Average stockholders' equity to:
  Average assets .....................     6.58%      6.75%      7.32%
  Average deposits ...................     7.76       7.77       8.30
  Average loans and leases ...........     9.39       9.80      10.60
Risk-based capital ratios:
  Tier 1 .............................     8.79       9.13       9.37
  Total ..............................    12.42      13.33      12.18
Tier 1 Leverage ratio ................     6.55       6.79       6.76


     Market Risk Management

     Asset/liability management is the process by which the Corporation monitors and attempts to control the mix and maturities of its assets and liabilities in order to maximize net interest income. The functions of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities.

     Liquidity management involves meeting the cash flow requirements of the Corporation which arise primarily from withdrawal of deposits, extensions of credit, and payment of operating expenses. Because the economy of the Corporation's primary market area is seasonal in nature, considerable attention is required to manage liquidity needs. This seasonality is caused by the economic impact of a large number of tourists visiting coastal South Carolina and North Carolina during the summer months. Seasonality affects the Corporation because there is an inverse relationship between sources of funds (deposits) and demand for loans. Normally, deposits begin building on a month-to-month basis in February or March, reach their peak in August or September, and begin to decline thereafter. Loan demand begins building in October and is highest during the winter months. This trend results in the Corporation experiencing its heaviest need for funds to meet loan demand at the time when deposits begin their annual decline.

     To meet this need, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing during the winter months. Additionally, the Corporation has access to other funding sources, including federal funds purchased from correspondent banks and a line of credit with the FHLB, as well as a seasonal borrowing privilege from the Federal Reserve Bank to meet its liquidity needs during the winter months.

     During the year ended December 31, 1997, the most significant cash flows impacting the components of the Corporation's liquidity relate to a $70.5 million increase in net loans and a $19.6 million increase in net investment securities, which were funded by an increase of $73.5 million in deposits, an increase of $5.0 million in long-term debt and subordinated notes, and a $5.9 million increase in short-term borrowings.

     Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including floating rate instruments and those with near-term maturities. The interest-sensitivity gap is the difference between total interest-sensitive assets and liabilities during a given time period. Management's objective is to maintain the difference between interest-sensitive assets and liabilities at a level that will minimize the effects of significant interest rate shifts on the net interest margin.

     Table 10 shows the Corporation's interest rate sensitivity at December 31, 1997, indicating a liability-sensitive position in the three months or less period and the four months to six months period and an asset-sensitive position in the seven months to twelve months period. On a cumulative basis through one year, the Corporation's rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $75,122,000 or 14.1% of total interest-earning assets. Generally a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate the Corporation against interest rate risk. Given the current mix and maturity of the Corporation's assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on the Corporation's net interest margin.

     During 1996, the Corporation purchased an interest rate floor contract with a notional value of $25 million and a three-year term. The floor index of the contract is three-month Libor and it has a strike rate of 5.25%. The Corporation paid a premium of $102,500 for the contract. In a floor contract, the Corporation pays a premium at the initiation of the contract for the right to receive payments if market interest rates are less than the strike rate during a period of the contract. The Corporation's liability is limited to the premium paid for the contract. The primary purpose of this contract is to reduce the Corporation's exposure to a significant decline in interest rates.


Table 10
INTEREST RATE SENSITIVITY ANALYSIS
(December 31, 1997 balances in thousands)



                                                      0-3 mos.      4-6 mos.      7-12 mos.
                                                   ------------- -------------- -------------
 Interest-earning assets:
  Loans ..........................................   $217,694       $ 15,894      $  24,519
  Investment securities ..........................      3,748          3,127         11,658
  Interest-bearing balances due from banks .......        664              0              0
                                                     --------       --------      ---------
   Total interest-earning assets .................   $222,106       $ 19,021      $  36,177
                                                     ========       ========      =========
 Percent of total interest-earning assets ........       41.7%           3.6%           6.8%
 Interest-bearing liabilities:
  Interest checking ..............................   $      0       $      0      $       0
  Savings ........................................          0              0              0
  Money market ...................................    192,761              0              0
  Certificates of deposit of $100,000 or more.....     35,193         19,867         12,667
  Certificates of deposit less than $100,000......     21,053         35,597         16,188
  Short-term borrowings ..........................     14,100              0              0
  Long-term debt .................................          0              0          5,000
  Subordinated notes .............................          0              0              0
                                                     --------       --------      ---------
   Total interest-bearing liabilities ............    263,107         55,464         33,855
  Other sources - net ............................          0              0              0
                                                     --------       --------      ---------
   Total sources - net ...........................   $263,107       $ 55,464      $  33,855
                                                     ========       ========      =========
 Percent of total interest-earning assets ........       49.4%          10.4%           6.4%
 Interest-sensitive gap ..........................   $(41,001)      $(36,443)     $   2,322
 Cumulative interest-sensitive gap ...............    (41,001)       (77,444)       (75,122)
 Percent of total interest-earning assets ........       (7.7)%        (14.5)%        (14.1)%



                                                       Total         Over one
                                                       within        year or
                                                      one year    non-sensitive      Total
                                                   ------------- --------------- -------------
 Interest-earning assets:
  Loans ..........................................   $258,107       $ 157,363      $ 415,470
  Investment securities ..........................     18,533          98,197        116,730
  Interest-bearing balances due from banks .......        664               0            664
                                                     --------       ---------      ---------
   Total interest-earning assets .................   $277,304       $ 255,560      $ 532,864
                                                     ========       =========      =========
 Percent of total interest-earning assets ........       52.0%           48.0%         100.0%
 Interest-bearing liabilities:
  Interest checking ..............................   $      0       $  45,078      $  45,078
  Savings ........................................          0          24,906         24,906
  Money market ...................................    192,761               0        192,761
  Certificates of deposit of $100,000 or more.....     67,727           1,375         69,102
  Certificates of deposit less than $100,000......     72,838           5,629         78,467
  Short-term borrowings ..........................     14,100               0         14,100
  Long-term debt .................................      5,000          18,000         23,000
  Subordinated notes .............................          0          11,000         11,000
                                                     --------       ---------      ---------
   Total interest-bearing liabilities ............    352,426         105,988        458,414
  Other sources - net ............................          0          74,450         74,450
                                                     --------       ---------      ---------
   Total sources - net ...........................   $352,426       $ 180,438      $ 532,864
                                                     ========       =========      =========
 Percent of total interest-earning assets ........       66.1%           33.9%         100.0%
 Interest-sensitive gap ..........................   $(75,122)      $  75,122             --
 Cumulative interest-sensitive gap ...............    (75,122)             --             --
 Percent of total interest-earning assets ........      (14.1)%            --             --

---------
(1) Loan balances are stated net of unearned income and do not include nonaccrual loans.

     Table 10 is a "static gap" presentation, and while widely used as a measure of interest rate sensitivity, it does not necessarily provide a true indication of the Corporation's interest rate sensitivity position. The problem with the "static gap" view is that it does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. In addition, the Corporation's net interest income is also affected by other significant factors in given interest rate environments, including the spread between the prime rate and incremental borrowing cost and the volume and mix of earning assets and liabilities. In view of these factors, the Corporation uses a number of methods, including an asset/liability simulation model, to measure and manage interest rate risk.

     In January 1997, the Securities and Exchange Commission adopted new rules that require more comprehensive disclosures of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative financial instruments and other financial instruments. The market risk disclosures must be presented for most financial instruments, which must be classified into two portfolios: financial instruments entered into for trading purposes and all other financial instruments (non-trading purposes). The Corporation does not maintain a trading portfolio.


Table 11
FINANCIAL INSTRUMENTS
(Balances in thousands)



                                                                     Expected Maturity
                                       -----------------------------------------------------------------------------
                                           1998         1999         2000         2001         2002      Thereafter
                                       ------------ ------------ ------------ ------------ ------------ ------------
 Financial Assets:
 Loans, net of unearned income
  Fixed Rate:
   Book value ........................   $ 46,145     $ 34,284     $ 39,843     $ 32,643     $ 35,988     $ 25,159
   Weighted average effective yield ..       9.28%        9.23%        9.17%        8.79%        8.85%        8.42%
  Variable Rate:
   Book value ........................   $ 80,634     $ 10,078     $  6,939     $  9,986     $ 11,760     $ 82,240
   Weighted average effective yield ..       9.09%        9.30%        9.13%        8.94%        9.42%        9.05%
 Securities held-to-maturity
  Fixed Rate:
   Book value ........................   $  5,232     $  2,433     $  1,406     $  1,268     $     90     $      0
   Weighted average effective yield ..       5.69%        6.54%        7.36%        6.49%        9.29%        0.00%
  Variable Rate:
   Book value ........................   $      0     $      0     $      0     $      0     $      0     $      0
   Weighted average effective yield ..       0.00%        0.00%        0.00%        0.00%        0.00%        0.00%
 Securities available-for-sale
  Fixed Rate:
   Book value ........................   $ 12,154     $ 13,668     $ 12,324     $ 11,097     $  5,432     $ 47,556
   Weighted average effective yield ..       6.15%        6.50%        6.36%        6.35%        6.68%        6.64%
  Variable Rate:
   Book value ........................   $    997     $      0     $      0     $      0     $     95     $  2,978
   Weighted average effective yield ..       5.21%        0.00%        0.00%        0.00%        6.10%        6.25%
 Financial Liabilities:
 Time deposits
  Fixed Rate:
   Book value ........................   $133,294     $  3,918     $  1,757     $    193     $    204     $      0
   Weighted average effective rate ...       5.58%        5.54%        5.75%        5.51%        5.59%        0.00%
  Variable Rate:
   Book value ........................   $  7,087     $  1,041     $     72     $      0     $      2     $      0
   Weighted average effective rate ...       5.12%        5.12%        5.12%        0.00%        5.12%        0.00%
 Long-term debt and subordinated notes
  Fixed Rate:
   Book value ........................   $  5,000     $  8,000     $  5,000     $  6,000     $      0     $ 10,000
   Weighted average effective rate ...       5.71%        5.59%        6.08%        7.89%        0.00%        7.91%
  Variable Rate:
   Book value ........................   $      0     $      0     $      0     $      0     $      0     $      0
   Weighted average effective rate ...       0.00%        0.00%        0.00%        0.00%        0.00%        0.00%



                                           December 31, 1997
                                       -------------------------
                                           Total      Fair Value
                                       ------------- -----------
 Financial Assets:
 Loans, net of unearned income
  Fixed Rate:
   Book value ........................   $ 214,062    $214,272
   Weighted average effective yield ..        9.00%
  Variable Rate:
   Book value ........................   $ 201,637    $201,637
   Weighted average effective yield ..        9.10%
 Securities held-to-maturity
  Fixed Rate:
   Book value ........................   $  10,429    $ 10,475
   Weighted average effective yield ..        6.24%
  Variable Rate:
   Book value ........................   $       0    $      0
   Weighted average effective yield ..        0.00%
 Securities available-for-sale
  Fixed Rate:
   Book value ........................   $ 102,231    $102,231
   Weighted average effective yield ..        6.50%
  Variable Rate:
   Book value ........................   $   4,070    $  4,070
   Weighted average effective yield ..        5.99%
 Financial Liabilities:
 Time deposits
  Fixed Rate:
   Book value ........................   $ 139,366    $139,594
   Weighted average effective rate ...        5.58%
  Variable Rate:
   Book value ........................   $   8,202    $  8,202
   Weighted average effective rate ...        5.12%
 Long-term debt and subordinated notes
  Fixed Rate:
   Book value ........................   $  34,000    $ 34,236
   Weighted average effective rate ...        6.77%
  Variable Rate:
   Book value ........................   $       0    $      0
   Weighted average effective rate ...        0.00%

     Table 11 summarizes the expected maturities and weighted average effective yields and interest rates associated with the Corporation's financial instruments. Cash and short-term investments, deposits (excluding time deposits), and short-term borrowings are excluded from Table 11, as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than thirty days and carry interest rates that approximate market. For further information on the fair value of financial instruments, see
Note 13 to the consolidated financial statements.


     Accounting and Regulatory Matters

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Corporation has prospectively adopted SFAS No. 128 as of December 31, 1997 and has restated EPS for all prior periods presented.

     In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The most common components of other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains and losses on available-for-sale securities. SFAS No. 130 does not require a specific format for the new financial statement, but does require that an amount representing total comprehensive income be reported. The Corporation plans to adopt SFAS No. 130 in 1998.

     In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of
(a) financial and descriptive information about reportable operating segments,
(b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to the Corporation's financial statements, and (c) information regarding revenues derived from the Corporation's products and services, information about major customers and information related to geographic areas. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and thus will be adopted by the Corporation in 1998.

     Management is not aware of any known trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Corporation's liquidity, capital resources, or other operations.

                              REPORT OF MANAGEMENT

     The consolidated financial statements of Anchor Financial Corporation (the "Corporation") and other financial information presented in this Annual Report were prepared by management which is responsible for the integrity of the information presented. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgment.

     The Corporation maintains accounting and control systems which are believed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and produce records adequate for preparation of financial information. Management recognizes the limits inherent in any system of internal control, as the cost of controls should not exceed the benefits derived. Management believes the Corporation's system provides an appropriate balance.

     In order to monitor compliance with its system of controls, the Corporation has an internal audit program. The program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of control systems. Internal audit reports are issued to the Audit Committee of the Board of Directors. The independent accountants receive copies of internal audit reports, and the reports are available for review by regulatory authorities.

     The Audit Committee of the Board of Directors meets as necessary with management, internal auditors and the independent accountants to review audit scopes, audit reports, and fee arrangements of the independent accountants, in order to evaluate management's performance of its financial reporting responsibility. Both internal auditors and independent accountants have access to the Audit Committee without any management present in the discussions. Independent accountants are recommended by the Audit Committee to the Board of Directors for selection and ratification by the stockholders.

     Price Waterhouse LLP, as independent accountants, is engaged to provide an objective, independent review as to management's discharge of its responsibilities relating to the fairness of reported operating results and financial condition. They have an understanding of the Corporation's accounting and financial controls and conduct such tests and related procedures as they deem appropriate to arrive at an opinion of the fairness of the financial statements. Their opinion is included as a part of this Annual Report on Form 10-K.

     The management of the Corporation is committed to, and has always maintained and enforced, a philosophy of high ethical standards in the conduct of its business. The policies covering conflicts of interest, community affairs, and other subjects are uniformly applicable to all officers and employees of the Corporation.

ANCHOR FINANCIAL CORPORATION


Myrtle Beach, South Carolina
February 12, 1998


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Anchor Financial Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Anchor Financial Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

[Price Waterhouse LLP signature appears here]

Columbia, South Carolina
February 12, 1998

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET




                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                         1997             1996
                                                                                   ---------------- ----------------
ASSETS
 Cash and due from banks .........................................................   $ 25,313,707     $ 25,346,998
 Interest-bearing balances due from banks ........................................        664,228          316,654
 Investment securities:
   Held-to-maturity, at amortized cost (fair value of $10,474,569 in 1997 and
    $18,225,853 in 1996)..........................................................     10,428,605       18,187,108
   Available-for-sale, at fair value (amortized cost of $108,707,284 in 1997 and
    $81,272,830 in 1996)..........................................................    111,033,032       82,044,037
                                                                                     ------------     ------------
 Total investment securities .....................................................    121,461,637      100,231,145
                                                                                     ------------     ------------
 Loans ...........................................................................    415,737,360      345,429,534
   Less -- unearned income .......................................................        (38,120)         (24,367)
        -- allowance for loan losses .............................................     (4,588,996)      (3,801,201)
                                                                                     ------------     ------------
 Net loans .......................................................................    411,110,244      341,603,966
                                                                                     ------------     ------------
 Premises and equipment ..........................................................     16,875,259       16,121,015
 Other assets ....................................................................      9,971,550        9,884,514
                                                                                     ------------     ------------
Total assets .....................................................................   $585,396,625     $493,504,292
                                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
    Demand deposits ..............................................................   $ 83,393,250     $ 79,958,880
    NOW and money market accounts ................................................    237,839,188      199,879,530
    Time deposits $100,000 and over...............................................     69,102,035       45,099,776
    Other time and savings deposits ..............................................    103,373,032       95,273,664
                                                                                     ------------     ------------
   Total deposits ................................................................    493,707,505      420,211,850
   Federal funds purchased and securities sold under agreements to repurchase ....     11,912,314        6,337,197
   Other short-term borrowings ...................................................      2,187,366        1,847,779
   Long-term debt ................................................................     23,000,000       18,000,000
   Subordinated notes ............................................................     11,000,000       11,000,000
   Other liabilities .............................................................      4,061,001        3,132,061
                                                                                     ------------     ------------
 Total liabilities ...............................................................    545,868,186      460,528,887
                                                                                     ------------     ------------
 Stockholders' Equity:
   Common stock, $6.00 par value; 7,000,000 shares authorized; shares issued and
    outstanding -- 3,876,047 in 1997 and 3,839,010 in 1996 .......................     23,256,282       23,034,060
   Surplus .......................................................................      1,616,607        1,070,326
   Retained earnings .............................................................     13,691,474        9,006,968
   Unrealized gains on investment securities available-for-sale, net of tax ......      1,490,701          497,301
   Unearned ESOP shares ..........................................................       (526,625)        (633,250)
                                                                                     ------------     ------------
 Total stockholders' equity ......................................................     39,528,439       32,975,405
                                                                                     ------------     ------------
 Commitments and contingencies (Note 14)
Total liabilities and stockholders' equity .......................................   $585,396,625     $493,504,292
                                                                                     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENT OF INCOME




                                                                      Year ended December 31,
                                                           ----------------------------------------------
                                                                1997           1996            1995
                                                           -------------- -------------- ----------------
INTEREST INCOME:
 Interest and fees on loans ..............................  $36,290,990    $29,578,147     $ 25,277,156
 Interest on investment securities:
   Taxable ...............................................    6,573,789      5,816,582        4,471,051
   Non-taxable ...........................................      268,990        213,512          189,112
 Other interest income ...................................      281,677        271,827          332,469
                                                            -----------    -----------     ------------
Total interest income ....................................   43,415,446     35,880,068       30,269,788
                                                            -----------    -----------     ------------
INTEREST EXPENSE:
 Interest on deposits ....................................   17,346,607     14,313,935       12,471,902
 Interest on short-term borrowings .......................      271,673        222,509          269,245
 Interest on long-term borrowings ........................    1,191,439      1,104,069          417,792
 Interest on subordinated notes ..........................      931,224        455,688          439,561
                                                            -----------    -----------     ------------
Total interest expense ...................................   19,740,943     16,096,201       13,598,500
                                                            -----------    -----------     ------------
Net interest income ......................................   23,674,503     19,783,867       16,671,288
Provision for loan losses ................................      910,000        850,000          596,000
                                                            -----------    -----------     ------------
Net interest income after provision for loan losses ......   22,764,503     18,933,867       16,075,288
                                                            -----------    -----------     ------------
NONINTEREST INCOME:
 Service charges on deposit accounts .....................    1,982,970      1,914,131        1,526,467
 Commissions and fees ....................................    1,293,434        938,414          641,031
 Trust income ............................................      312,913        257,703          216,336
 Gains on sales of mortgage loans ........................      270,285        179,537          308,811
 Gains (losses) on sales of investment securities, net ...      (25,310)       (14,523)          87,492
 Other operating income ..................................      478,380        484,495          196,383
                                                            -----------    -----------     ------------
Total noninterest income .................................    4,312,672      3,759,757        2,976,520
                                                            -----------    -----------     ------------
NONINTEREST EXPENSE:
 Salaries and employee benefits ..........................    9,713,887      8,261,455        7,159,298
 Net occupancy expense ...................................    1,372,019      1,297,602        1,037,250
 Equipment expense .......................................    1,309,122      1,278,615        1,057,131
 Other operating expense .................................    5,126,493      4,492,863        4,305,879
                                                            -----------    -----------     ------------
Total noninterest expense ................................   17,521,521     15,330,535       13,559,558
                                                            -----------    -----------     ------------
Income before income taxes ...............................    9,555,654      7,363,089        5,492,250
Provision for income taxes ...............................    3,441,986      2,594,086        1,953,350
                                                            -----------    -----------     ------------
Net income ...............................................  $ 6,113,668    $ 4,769,003     $  3,538,900
                                                            ===========    ===========     ============
Net income per share -- basic ............................  $      1.59    $      1.25     $       0.93
                                                            ===========    ===========     ============
Net income per share -- diluted ..........................  $      1.51    $      1.21     $       0.93
                                                            ===========    ===========     ============
Weighted average common shares outstanding -- basic ......    3,843,227      3,830,103        3,810,744
                                                            ===========    ===========     ============
Weighted average common shares outstanding -- diluted ....    4,050,156      3,947,187        3,823,007
                                                            ===========    ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                  Common Stock
                                              Shares        Amount        Surplus
                                          ------------- -------------- -------------
Balance at December 31, 1994 ............   3,810,630    $22,863,780    $  858,598
 Common stock issued pursuant to:
  Dividend Reinvestment Plan ............         848          5,085         7,669
 Change in unrealized gains (losses)
  on investment securities available-
  for-sale, net of tax ..................
 Change in unearned ESOP shares .........                                    9,064
 Cash dividends ($0.24 per share)........
 Net income .............................
                                            ---------     ----------      --------
Balance at December 31, 1995 ............   3,811,478     22,868,865       875,331
 Common stock issued pursuant to:
  Dividend Reinvestment Plan ............       8,436         50,616       120,258
  Stock Option Plan .....................      19,096        114,579        (1,974)
 Change in unrealized gains (losses)
  on investment securities available-
  for-sale, net of tax ..................
 Change in unearned ESOP shares .........                                   76,711
 Cash dividends ($0.28 per share)........
 Net income .............................
                                            ---------     ----------     ---------
Balance at December 31, 1996 ............   3,839,010     23,034,060     1,070,326
 Common stock issued pursuant to:
  Dividend Reinvestment Plan ............       7,542         45,252       157,221
  Stock Option Plan .....................      29,516        177,093        21,993
 Payment in lieu of fractional shares
  in stock split ........................         (21)          (123)
 Tax benefit from exercised stock
  options ...............................                                  218,031
 Change in unrealized gains (losses)
  on investment securities available-
  for-sale, net of tax ..................
 Change in unearned ESOP shares .........                                  149,036
 Cash dividends ($0.375 per share).......
 Net income .............................
                                            ---------    -----------    ----------
Balance at December 31, 1997 ............   3,876,047    $23,256,282    $1,616,607
                                            =========    ===========    ==========



                                                              Unrealized gains                         Total
                                              Retained          (losses) on        Unearned ESOP   stockholders'
                                              earnings     investment securities       shares         equity
                                          --------------- ----------------------- --------------- --------------
Balance at December 31, 1994 ............  $  2,696,267         ($ 636,918)        ($ 1,007,109)   $ 24,774,618
 Common stock issued pursuant to:
  Dividend Reinvestment Plan ............        (1,695)                                                 11,059
 Change in unrealized gains (losses)
  on investment securities available-
  for-sale, net of tax ..................                          929,673                              929,673
 Change in unearned ESOP shares .........        22,730                                 170,500         202,294
 Cash dividends ($0.24 per share)........      (914,526)                                               (914,526)
 Net income .............................     3,538,900                                               3,538,900
                                           ------------         ----------         ------------     -----------
Balance at December 31, 1995 ............     5,341,676            292,755             (836,609)     28,542,018
 Common stock issued pursuant to:
  Dividend Reinvestment Plan ............       (16,872)                                                154,002
  Stock Option Plan .....................       (38,193)                                                 74,412
 Change in unrealized gains (losses)
  on investment securities available-
  for-sale, net of tax ..................                          204,546                              204,546
 Change in unearned ESOP shares .........        23,495                                 203,359         303,565
 Cash dividends ($0.28 per share)........    (1,072,141)                                             (1,072,141)
 Net income .............................     4,769,003                                               4,769,003
                                           ------------         ----------         ------------     -----------
Balance at December 31, 1996 ............     9,006,968            497,301             (633,250)     32,975,405
 Common stock issued pursuant to:
  Dividend Reinvestment Plan ............       (10,902)                                                191,571
  Stock Option Plan .....................        (3,999)                                                195,087
 Payment in lieu of fractional shares
  in stock split ........................          (444)                                                   (567)
 Tax benefit from exercised stock
  options ...............................                                                               218,031
 Change in unrealized gains (losses)
  on investment securities available-
  for-sale, net of tax ..................                          993,400                              993,400
 Change in unearned ESOP shares .........        26,612                                 106,625         282,273
 Cash dividends ($0.375 per share).......    (1,440,429)                                             (1,440,429)
 Net income .............................     6,113,668                                               6,113,668
                                          -------------          ----------        ------------    ------------
Balance at December 31, 1997 ............  $ 13,691,474          $1,490,701        ($   526,625)   $ 39,528,439
                                          =============          ==========        ============    ============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                          Year ended
                                                                                         December 31,
                                                                                       ----------------
                                                                                             1997
                                                                                       ----------------
Cash flows from operating activities:
 Net income ..........................................................................  $    6,113,668
 Adjustments to reconcile net income to net cash provided by operating activities:
  Accretion and amortization of investment securities ................................        (143,376)
  Depreciation of premises and equipment .............................................       1,285,654
  Amortization of intangible assets ..................................................         419,142
  Provision for loan losses ..........................................................         910,000
  Losses (gains) on sales of investment securities, net ..............................          25,310
  Gains on sales of mortgage loans ...................................................        (270,285)
  Gains on sales of premises and equipment ...........................................          (9,230)
  Change in interest receivable ......................................................        (650,068)
  Change in prepaid expenses .........................................................          83,659
  Change in income taxes payable .....................................................         (41,970)
  Change in deferred taxes ...........................................................         411,434
  Change in interest payable .........................................................         712,085
  Change in accrued expenses .........................................................         291,972
  Origination of mortgage loans held for sale ........................................     (14,450,194)
  Proceeds from sales of mortgage loans held for sale ................................      14,815,889
  Net change in unearned ESOP shares .................................................         282,273
                                                                                        --------------
Net cash provided by operating activities ............................................       9,785,963
                                                                                        --------------
Cash flows from investing activities:
 Purchase of investment securities held-to-maturity ..................................               0
 Proceeds from maturities of investment securities held-to-maturity ..................       7,754,099
 Purchase of investment securities available-for-sale ................................     (54,656,216)
 Proceeds from sales of investment securities available-for-sale .....................      11,291,398
 Proceeds from maturities of investment securities available-for-sale ................      16,052,833
 Net change in loans .................................................................     (70,511,688)
 Capital expenditures ................................................................      (2,049,367)
 Purchase of insurance policies related to Salary Continuation Plan ..................               0
 Other, net ..........................................................................        (926,791)
                                                                                        --------------
Net cash used for investing activities ...............................................     (93,045,732)
                                                                                        --------------
Cash flows from financing activities:
 Net change in deposits ..............................................................      73,495,655
 Net change in federal funds purchased and securities sold under agreements to
  repurchase .........................................................................       5,575,118
 Net change in other short-term borrowings ...........................................         339,586
 Proceeds from issuance of long-term debt ............................................       5,000,000
 Proceeds from issuance of subordinated notes ........................................               0
 Proceeds from issuance of stock in accordance with:
  Stock Option Plan ..................................................................         195,087
  Dividend Reinvestment Plan .........................................................         191,571
 Cash dividends paid .................................................................      (1,440,429)
 Other, net ..........................................................................         217,464
                                                                                        --------------
Net cash provided by financing activities ............................................      83,574,052
                                                                                        --------------
Net change in cash and cash equivalents ..............................................         314,283
Cash and cash equivalents at January 1 ...............................................      25,663,652
                                                                                        --------------
Cash and cash equivalents at December 31 .............................................  $   25,977,935
                                                                                        ==============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest ............................................................................  $   19,028,858
 Income taxes ........................................................................       3,421,156



                                                                                            Year ended December 31,
                                                                                       ---------------------------------
                                                                                             1996             1995
                                                                                       ---------------- ----------------
Cash flows from operating activities:
 Net income ..........................................................................  $    4,769,003   $    3,538,900
 Adjustments to reconcile net income to net cash provided by operating activities:
  Accretion and amortization of investment securities ................................         (91,747)          73,856
  Depreciation of premises and equipment .............................................       1,227,346        1,019,575
  Amortization of intangible assets ..................................................         356,603          343,620
  Provision for loan losses ..........................................................         850,000          596,000
  Losses (gains) on sales of investment securities, net ..............................          14,523          (87,492)
  Gains on sales of mortgage loans ...................................................        (179,537)        (308,811)
  Gains on sales of premises and equipment ...........................................         (14,302)         (22,755)
  Change in interest receivable ......................................................        (421,876)        (566,687)
  Change in prepaid expenses .........................................................          14,907          216,406
  Change in income taxes payable .....................................................         (11,277)          41,713
  Change in deferred taxes ...........................................................         (92,989)         321,291
  Change in interest payable .........................................................         365,551          403,758
  Change in accrued expenses .........................................................         391,721         (661,607)
  Origination of mortgage loans held for sale ........................................      (9,755,750)     (15,281,185)
  Proceeds from sales of mortgage loans held for sale ................................       9,279,337       16,791,283
  Net change in unearned ESOP shares .................................................         303,564          202,294
                                                                                        --------------   --------------
Net cash provided by operating activities ............................................       7,005,077        6,620,159
                                                                                        --------------   --------------
Cash flows from investing activities:
 Purchase of investment securities held-to-maturity ..................................      (2,053,653)      (4,005,000)
 Proceeds from maturities of investment securities held-to-maturity ..................      15,222,608        5,992,552
 Purchase of investment securities available-for-sale ................................     (54,387,844)     (15,115,327)
 Proceeds from sales of investment securities available-for-sale .....................      10,770,039        4,759,856
 Proceeds from maturities of investment securities available-for-sale ................      14,063,823        5,428,171
 Net change in loans .................................................................     (59,740,137)     (49,879,830)
 Capital expenditures ................................................................      (3,535,678)      (3,259,103)
 Purchase of insurance policies related to Salary Continuation Plan ..................      (1,875,000)               0
 Other, net ..........................................................................        (395,536)        (336,104)
                                                                                        --------------   --------------
Net cash used for investing activities ...............................................     (81,931,378)     (56,414,785)
                                                                                        --------------   --------------
Cash flows from financing activities:
 Net change in deposits ..............................................................      66,336,094       45,667,340
 Net change in federal funds purchased and securities sold under agreements to
  repurchase .........................................................................       4,589,070       (3,147,972)
 Net change in other short-term borrowings ...........................................         893,328       (6,143,638)
 Proceeds from issuance of long-term debt ............................................       3,000,000       15,000,000
 Proceeds from issuance of subordinated notes ........................................       6,000,000                0
 Proceeds from issuance of stock in accordance with:
  Stock Option Plan ..................................................................          74,412                0
  Dividend Reinvestment Plan .........................................................         154,002           11,059
 Cash dividends paid .................................................................      (1,072,141)        (914,526)
 Other, net ..........................................................................               0                0
                                                                                        --------------   --------------
Net cash provided by financing activities ............................................      79,974,765       50,472,263
                                                                                        --------------   --------------
Net change in cash and cash equivalents ..............................................       5,048,464          677,637
Cash and cash equivalents at January 1 ...............................................      20,615,188       19,937,551
                                                                                        --------------   --------------
Cash and cash equivalents at December 31 .............................................  $   25,663,652   $   20,615,188
                                                                                        ==============   ==============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest ............................................................................  $   15,730,650   $   13,194,742
 Income taxes ........................................................................       2,850,785        2,014,245

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Anchor Financial Corporation and Subsidiaries (the "Corporation")
Anchor Financial Corporation (the "Parent")
The Anchor Bank (the "Bank")


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The Corporation is a bank holding company incorporated under the laws of the State of South Carolina on January 6, 1984, and registered under the Bank Holding Company Act of 1956, as amended. The consolidated financial statements of the Corporation include the accounts of the Parent and its wholly-owned subsidiaries, the Bank, Anchor Capital Corporation, and Anchor Automated Services, Inc., after elimination of all material intercompany accounts and transactions. In accordance with the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, the Corporation merged its two banking subsidiaries, The Anchor Bank and The Anchor Bank of North Carolina on October 4, 1996. The Anchor Bank survived the merger and all information presented in this report reflects this merger for all periods presented. On August 11, 1997 the Board of Directors of the Corporation declared a three-for-two stock split in the form of a 50% common stock dividend paid on September 26, 1997, to shareholders of record of the Corporation on August 29, 1997. All financial statement information presented in this report has been restated to give retroactive effect to the stock split, including the transfer of an appropriate amount to common stock from retained earnings.

     Use of Estimates: The financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investment Securities: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines at the time of purchase the classification of securities as either held-to-maturity or available-for-sale. In determining such classification, securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. All other securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis. Realized gains and losses are recognized on the specific identification method.

     Loans and Allowance for Loan Losses: Loans are reported at their face amount less payments collected. Unearned income on discounted loans is reported as a reduction of the loan balances and is recognized as income using the sum-of-the-months-digits method. Interest on non-discounted loans is recognized over the term of the loan based on the loan balance outstanding.

     In many lending transactions, collateral is obtained to provide an additional measure of security. Generally, the cash flow and earnings power of the borrower represent the primary source of repayment and collateral is considered as an additional safeguard to further reduce credit risk. The need for collateral is determined on a case-by-case basis after considering the current and prospective creditworthiness of the borrower, terms of the lending transaction, and economic conditions. When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of income is discontinued unless the loan is well secured and in process of collection. Previously accrued interest is reversed against current earnings and any subsequent interest is recognized on the cash basis.

     Net nonrefundable fees and direct costs of loan originations are deferred and amortized over the lives of the underlying loans as an adjustment to interest income in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan origination fees and direct costs associated with originating mortgage loans for sale to investors are deferred until the related loans are sold and are recognized as a component of the gain on sale of mortgage loans.

     In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation's policy to apply the provisions of SFAS No. 114 to nonaccrual commercial loans.

     The allowance for loan losses is maintained at a level considered adequate by management to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, recent loss experience, current economic conditions, risk characteristics of the various classifications of loans, underlying collateral values, and other relevant factors. Losses on loans are charged to and recoveries credited to the allowance at the time the loss or recovery occurs. The provision for loan losses is the amount required to maintain the allowance at adequate levels based on management's evaluation of relevant factors which deserve current recognition. It is possible that a change in the relevant factors used in management's evaluation may occur in the future.

     Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset's estimated useful life (15 to 40 years for buildings and improvements; 3 to 15 years for furniture and equipment). Gains or losses on routine dispositions are charged to operating expenses, and improvements and betterments are capitalized. Interest cost incurred related to the construction of banking premises is included in the cost of the related asset.

     Intangible Assets: Goodwill and deposit base premium amounts arising from a bank acquisition in 1991 and included in other assets aggregated $972,813 and $1,208,234 at December 31, 1997 and 1996, respectively, and are amortized over the expected lives of the related assets (generally 10 to 15 years) using the straight-line method of amortization.

     Income Taxes: The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. See Note 6 for additional information on the components of income tax expense.

     Statement of Cash Flows: For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash on hand, amounts due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods.

     Other: Securities and other property held by the Trust Department of the Bank in a fiduciary or agency capacity are not included in the Consolidated Balance Sheet since such items are not assets of the Corporation.


NOTE 2 -- RESTRICTION ON CASH AND DUE FROM BANK ACCOUNTS

     The Bank is required by regulation to maintain average cash reserve balances based on a percentage of deposits. The average amount of the cash reserve balance for the year ended December 31, 1997 was approximately $6,743,000.


NOTE 3 -- INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of investment securities held-to-maturity at December 31, 1997 and 1996 are presented below:



                                                           1997
                                   -----------------------------------------------------
                                                     Gross        Gross      Estimated
                                     Amortized    Unrealized   Unrealized       Fair
                                        Cost         Gains       Losses        Value
                                   ------------- ------------ ------------ -------------
U.S. Treasury securities ......... $ 4,529,046      $13,736      $ 5,595   $ 4,537,187
Securities of other U.S.
  Government agencies
  and corporations ...............   4,012,306       11,931        4,873     4,019,364
Obligations of states and
  political subdivisions .........   1,887,253       30,765            0     1,918,018
                                   -----------      -------      -------   -----------
Total debt securities ............ $10,428,605      $56,432      $10,468   $10,474,569
                                   ===========      =======      =======   ===========



                                                            1996
                                   -------------------------------------------------------
                                                      Gross        Gross       Estimated
                                      Amortized    Unrealized   Unrealized       Fair
                                        Cost          Gains       Losses         Value
                                   -------------- ------------ ------------ --------------
U.S. Treasury securities ......... $11,052,945       $27,148      $22,124   $11,057,969
Securities of other U.S.
  Government agencies
  and corporations ...............   4,992,200        17,253       21,159     4,988,294
Obligations of states and
  political subdivisions .........   2,141,963        37,627            0     2,179,590
                                   -----------       -------      -------   -----------
Total debt securities ............ $18,187,108       $82,028      $43,283   $18,225,853
                                   ===========       =======      =======   ===========

     The amortized cost and the estimated fair value of investment securities available-for-sale at December 31, 1997 and 1996 are presented below:



                                                             1997
                                    -------------------------------------------------------
                                                       Gross        Gross       Estimated
                                       Amortized    Unrealized   Unrealized       Fair
                                         Cost          Gains       Losses         Value
                                    -------------- ------------ ------------ --------------
U.S. Treasury securities ..........  $ 22,016,546   $  275,459     $13,412    $ 22,278,593
Securities of other U.S.
 Government agencies and
 corporations .....................    51,809,788      367,643      24,261      52,153,170
Mortgage-backed securities ........    26,955,347      255,622         285      27,210,684
Obligations of states and
 political subdivisions ...........     4,535,222      122,785           0       4,658,007
                                     ------------   ----------     -------    ------------
Total debt securities .............   105,316,903    1,021,509      37,958     106,300,454
Marketable equity securities ......     3,390,381    1,342,197           0       4,732,578
                                     ------------   ----------     -------    ------------
Total investment securities .......  $108,707,284   $2,363,706     $37,958    $111,033,032
                                     ============   ==========     =======    ============



                                                             1996
                                    -------------------------------------------------------
                                                       Gross        Gross       Estimated
                                       Amortized    Unrealized   Unrealized       Fair
                                         Cost          Gains       Losses         Value
                                    -------------- ------------ ------------ --------------
U.S. Treasury securities ..........  $29,079,824     $242,233     $ 46,433    $29,275,624
Securities of other U.S.
 Government agencies and
 corporations .....................   37,089,682      209,276      117,549     37,181,409
Mortgage-backed securities ........    8,432,631       55,318          441      8,487,508
Obligations of states and
 political subdivisions ...........    2,845,712       75,548        1,175      2,920,085
                                     -----------     --------     --------    -----------
Total debt securities .............   77,447,849      582,375      165,598     77,864,626
Marketable equity securities ......    3,824,981      354,430            0      4,179,411
                                     -----------     --------     --------    -----------
Total investment securities .......  $81,272,830     $936,805     $165,598    $82,044,037
                                     ===========     ========     ========    ===========

     The amortized cost and estimated fair value of debt securities held-to-maturity at December 31, 1997, based on their contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.


                                                                Estimated
                                                  Amortized        Fair
                                                     Cost         Value
                                                ------------- -------------
        Due in one year or less ...............  $ 5,232,597   $ 5,230,611
        Due after one year through five years .    5,196,008     5,243,958
        Due after five years through ten years             0             0
        Due after ten years ...................            0             0
                                                 -----------   -----------
        Total .................................  $10,428,605   $10,474,569
                                                 ===========   ===========

     The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 1997, based on contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.



                                                                      Estimated
                                                       Amortized        Fair
                                                         Cost           Value
                                                    -------------- --------------
       Due in one year or less ....................  $ 13,124,060   $ 13,151,153
       Due after one year through five years ......    42,088,979     42,519,841
       Due after five years through ten years .....    35,687,881     36,071,250
       Due after ten years ........................    14,415,983     14,558,210
                                                     ------------   ------------
       Total ......................................  $105,316,903   $106,300,454
                                                     ============   ============

     Investment securities with a par value of $61,550,000 and $41,400,000, at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, as collateral for short-term borrowings, and for other lawful purposes.

     Proceeds from sales of investment securities available-for-sale were $11,291,398, $10,770,039, and $4,759,856 in 1997, 1996, and 1995, respectively.
Gross realized gains of $16,145, $5,009, and $87,492 were realized on these sales during 1997, 1996, and 1995, respectively. Gross realized losses of $41,455 and $19,532 were realized on these sales during 1997 and 1996, respectively.

     There were no sales of held-to-maturity investment securities during 1997, 1996, or 1995. On December 15, 1995, the Corporation transferred held-to-maturity investment securities with an amortized cost of $1,458,229 and an unrealized gain of $23,802 to available-for-sale in accordance with the Financial Accounting Standards Board ("FASB") Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

     Income tax (benefit) expense attributable to securities transactions was ($8,605), ($4,938), and $29,747 for 1997, 1996, and 1995, respectively.

NOTE 4 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans at December 31 are comprised of the following:



                                                           1997             1996
                                                     ---------------- ----------------
       Commercial, financial, and agricultural .....   $ 52,541,159     $ 55,295,682
       Real estate -- construction .................     55,173,492       35,765,701
       Real estate -- mortgage .....................    166,199,407      139,968,899
       Installment loans to individuals ............    115,051,762       98,997,901
       Other .......................................     26,771,540       15,401,351
                                                       ------------     ------------
       Gross Loans .................................    415,737,360      345,429,534
       Unearned income .............................        (38,120)         (24,367)
                                                       ------------     ------------
       Total Loans .................................   $415,699,240     $345,405,167
                                                       ============     ============

     Loans made by the Corporation to directors, executive officers, and their associates totaled $11,550,019 and $10,619,042 at December 31, 1997 and 1996,
respectively. During 1997, loans made and other additions totaled $6,917,390 and repayments and other deductions totaled $5,986,413. All such loans were made in the normal course of business on substantially the same terms as loans to other customers of comparable size and financial status and the loans did not include more than a normal risk of collectibility or present other unfavorable features.

     Installment loans to individuals include mortgage loans held-for-sale of $995,290 and $1,090,700 in 1997 and 1996, respectively, and are recorded at the lower of cost or estimated market value.

     The primary market area served by the Corporation is centered in Myrtle Beach, South Carolina and consists of the entire area known as the Grand Strand. The coastal resort areas of the Grand Strand and Hilton Head Island are largely dependent on the tourism industry and are seasonal in nature with most of the businesses subject to wide swings in business activity between the winter and summer months. At December 31, 1997 and 1996, the Corporation had approximately 54% and 65%, respectively, of its loans outstanding in the Grand Strand and Hilton Head Island areas as a result of the Corporation's expansion in markets in southeastern North Carolina and the Charleston, South Carolina area. The Corporation's borrowers may be subject to adverse economic events including the effects of local economic conditions or natural disasters.

     Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:



                                                           1997          1996          1995
                                                      ------------- ------------- -------------
     Balance at beginning of year ...................  $3,801,201    $3,045,656    $2,795,941
     Provision for loan losses ......................     910,000       850,000       596,000
     Recoveries on loans previously charged off .....     211,918       259,251       106,722
     Loans charged off ..............................    (334,123)     (353,706)     (453,007)
                                                       ----------    ----------    ----------
     Balance at end of year .........................  $4,588,996    $3,801,201    $3,045,656
                                                       ==========    ==========    ==========

     Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at December 31, all of which are held by the Corporation, are summarized below:




                                                                    1997       1996
                                                                ----------- ----------
          Nonaccrual loans ....................................  $228,674    $ 53,016
          Other real estate owned .............................   187,000     126,245
          Interest income which would have been recorded on
           nonaccrual loans pursuant to original terms ........    20,270       7,595
          Interest income recorded on nonaccrual loans ........    14,906       3,556

     At December 31, 1997, impaired loans had a related specific allowance for loan losses totaling $23,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 1997.

     At December 31, 1997 and 1996, the Corporation did not have any loans for which terms had been modified in troubled debt restructurings.

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consist of the following:



                                                      1997             1996
                                                ---------------- ---------------
        Land ..................................  $   5,180,671    $  5,081,628
        Buildings and improvements ............     12,228,686      10,635,714
        Furniture and equipment ...............      9,029,111       8,411,575
        Construction in process ...............        446,624         798,756
                                                 -------------    ------------
        Total .................................     26,885,092      24,927,673
        Less -- Accumulated depreciation ......    (10,009,833)     (8,806,658)
                                                 -------------    ------------
        Net Premises and Equipment ............  $  16,875,259    $ 16,121,015
                                                 =============    ============

     Provisions for depreciation included in operating expense in 1997, 1996, and 1995 were $1,285,654, $1,227,346, and $1,091,575, respectively.

     The Corporation has entered into various noncancellable operating leases for land, buildings, and equipment used in its operations. Certain leases have various renewal options and require increased rentals under cost of living escalation clauses. Rental expenses charged to occupancy and equipment expense in 1997, 1996, and 1995 were $199,641, $243,804, and $127,309, respectively.

     At December 31, 1997, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are summarized as follows:


               1998 ...............................  $166,428
               1999 ...............................   159,676
               2000 ...............................   140,637
               2001 ...............................   115,877
               2002 ...............................    93,808
               2003 and thereafter ................   286,772
                                                     --------
               Total minimum obligation ...........  $963,198
                                                     ========

NOTE 6 -- INCOME TAXES

     The components of consolidated income tax expense (benefit) for the years ended December 31 are as follows:



                                               1997          1996          1995
                                          ------------- ------------- -------------
     Current:
      Federal ...........................  $3,269,562    $2,603,406    $1,929,797
      State .............................     328,227       201,318       197,315
                                           ----------    ----------    ----------
     Total ..............................   3,597,789     2,804,724     2,127,112
                                           ----------    ----------    ----------
     Deferred:
      Federal ...........................    (173,381)     (213,465)     (153,595)
      State .............................      17,578         2,827       (20,167)
                                           ----------    ----------    ----------
     Total ..............................    (155,803)     (210,638)     (173,762)
                                           ----------    ----------    ----------
     Provision for income taxes .........  $3,441,986    $2,594,086    $1,953,350
                                           ==========    ==========    ==========

     The significant components of the Corporation's deferred tax liabilities and assets recorded pursuant to SFAS No. 109 and included in other assets in the Consolidated Balance Sheet at December 31, are as follows:



                                                 1997           1996           1995
                                            -------------- -------------- --------------
    Deferred tax liabilities:
      Tax depreciation over book ..........  $   (590,748)  $   (577,346)   $ (531,221)
      Unrealized gain -- SFAS No. 115 .....      (841,144)      (273,907)     (156,261)
      Other, net ..........................      (351,321)      (251,443)     (165,513)
                                             ------------   ------------    ----------
    Total deferred tax liabilities ........    (1,783,213)    (1,102,696)     (852,995)
                                             ------------   ------------    ----------
    Deferred tax assets:
      Allowance for loan losses ...........     1,286,726        963,108       731,901
      Deferred loan fees and costs ........       148,195        259,457       234,999
      Deferred compensation ...............       210,879        199,882       165,681
      Other, net ..........................       210,141        164,411       111,584
                                             ------------   ------------    ----------
    Total deferred tax assets .............     1,855,941      1,586,858     1,244,165
                                             ------------   ------------    ----------
    Net deferred tax asset ................  $     72,728   $    484,162    $  391,170
                                             ============   ============    ==========

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that the tax benefits associated with temporary differences will not be realized. Based on the current facts and circumstances, management believes that it is more likely than not that the deferred tax assets will be realized and, accordingly, does not believe that a valuation allowance is necessary.

     Total income tax expense differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate (34% for all years presented) to pretax income as a result of the following differences:



                                                          Year ended December 31,
                                                 -----------------------------------------
                                                      1997          1996          1995
                                                 ------------- ------------- -------------
Tax expense at statutory rate ..................  $3,248,922    $2,503,450    $1,867,365
Increase (decrease) in taxes resulting from:
  Non-taxable interest on investment securities      (78,772)      (68,968)      (64,298)
  State income tax expense, net of federal
   income tax benefit ..........................     228,231       135,623       110,070
  Other, net ...................................      43,605        23,981        40,213
                                                  ----------    ----------    ----------
Total ..........................................  $3,441,986    $2,594,086    $1,953,350
                                                  ==========    ==========    ==========

NOTE 7 -- SHORT-TERM BORROWINGS

     Short-term borrowings at December 31 include the following:



                                                                     1997             1996
                                                               ---------------- ---------------
        Federal funds purchased ..............................   $  8,500,000     $ 4,980,000
        Securities sold under agreements to repurchase .......      3,412,314       1,357,197
                                                                 ------------     -----------
         Federal funds purchased and securities sold under
           agreements to repurchase ..........................     11,912,314       6,337,197
                                                                 ------------     -----------
        Other short-term borrowings ..........................      2,187,366       1,847,779
                                                                 ------------     -----------
        Total short-term borrowings ..........................   $ 14,099,680     $ 8,184,976
                                                                 ============     ===========
        Weighted average interest rate at December 31 ........           5.58%           5.82%
        Weighted average interest rate during the year .......           4.66            4.78
        Maximum amount outstanding at any month-end ..........   $ 16,145,548     $17,555,950
        Average amount outstanding during the year ...........      5,832,527       4,651,093

     The Bank has a line of credit with the Federal Home Loan Bank ("FHLB") under which short-term funds may be borrowed. At December 31, 1997, the Bank had no short-term borrowings outstanding on this line of credit. Pursuant to collateral agreements with the FHLB, advances are secured by stock in the FHLB and qualifying first mortgage loans in the amount of $89.2 million. The Bank has a line of credit with the Federal Reserve Bank of Richmond of $1,000,000 of which no amounts were outstanding at December 31, 1997. Advances on this line of credit must be secured by U.S. Treasury or Government agency securities. Advances on the Federal Reserve Bank line of credit generally mature within 31 days of the date of the advance. Securities sold under agreements to repurchase generally mature on demand while federal funds purchased are generally for one-day periods.


NOTE 8 -- LONG-TERM DEBT AND SUBORDINATED NOTES

     Advances from the FHLB with an initial maturity of more than one year totaled $23,000,000 at December 31, 1997. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB. Fixed interest rates on these advances ranged from 5.48% to 7.21%, payable monthly or quarterly, with principal due at various maturities ranging from 1998 to 2005.

     On December 1, 1993, the Corporation issued $5,000,000 of 8.60% Subordinated Notes due December 1, 2003. Under the terms of the Subordinated Note Agreement, the balance of the debt cannot be paid prior to its final maturity. On December 20, 1996, the Corporation issued $6,000,000 of 7.89% Subordinated Notes due December 20, 2006. Under the terms of the Subordinated Note Agreement, the balance of the debt can be prepaid on December 20, 2001 at par plus accrued and unpaid interest. On December 20, 2001, the interest rate on this issue will be reset to a rate approximately equal to the yield on the 5-year U.S. Treasury Note plus 195 basis points. The interest on these single principal payment issues is payable semi-annually each year and at maturity. There are no significant debt covenants related to Subordinated Notes. This long-term debt qualifies for inclusion in the determination of total capital under the Risk-Based Capital guidelines.

     Principal maturities on long-term debt and subordinated notes are summarized below:


            1998 ........................  $ 5,000,000
            1999 ........................    3,000,000
            2000 ........................    5,000,000
            2001 ........................            0
            2002 ........................    5,000,000
            2003 and thereafter .........   16,000,000
                                           -----------
            Total .......................  $34,000,000
                                           ===========

NOTE 9 -- COMPARISON OF OTHER OPERATING EXPENSE

     Other operating expense for the years ended December 31 includes the following:



                                                      1997          1996          1995
                                                 ------------- ------------- -------------
     Postage and freight .......................  $  262,535    $  241,444    $  223,650
     Directors fees ............................     269,550       279,775       318,585
     Advertising and promotional materials .....     654,202       479,355       352,767
     FDIC insurance assessment .................      52,565         4,000       363,042
     Legal .....................................     274,101       150,739        85,834
     Supplies ..................................     359,995       389,638       360,712
     Telephone and data communications .........     475,868       401,471       341,162
     Other .....................................   2,777,677     2,546,441     2,260,127
                                                  ----------    ----------    ----------
     Total .....................................  $5,126,493    $4,492,863    $4,305,879
                                                  ==========    ==========    ==========

NOTE 10 -- NET INCOME PER SHARE

     In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Corporation has prospectively adopted SFAS No. 128 as of December 31, 1997 and has restated EPS for all prior periods presented.

     Net income per share -- basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share -- diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted average number of common shares outstanding.

     In accordance with SFAS No. 128, the calculation of net income per share -- basic and net income per share -- diluted is presented below:



                                                              1997            1996            1995
                                                        --------------- --------------- ---------------
     Net income per share -- basic computation
      Net income ......................................   $ 6,113,668     $ 4,769,003     $ 3,538,900
      Income available to common shareholders .........     6,113,668       4,769,003       3,538,900
                                                          ===========     ===========     ===========
      Average common shares outstanding -- basic ......     3,843,227       3,830,103       3,810,744
                                                          -----------     -----------     -----------
      Net income per share -- basic ...................   $      1.59     $      1.25     $      0.93
                                                          ===========     ===========     ===========
     Net income per share -- diluted computation
      Income available to common shareholders .........   $ 6,113,668     $ 4,769,003     $ 3,538,900
                                                          ===========     ===========     ===========
      Average common shares outstanding -- basic ......     3,843,227       3,830,103       3,810,744
      Incremental shares from assumed conversions:
      Stock Options ...................................       270,186         193,203         101,571
      Unallocated ESOP Shares .........................       (63,257)        (76,119)        (89,309)
                                                          -----------     -----------     -----------
      Average common shares outstanding -- diluted ....     4,050,156       3,947,187       3,823,006
                                                          -----------     -----------     -----------
      Net income per share -- diluted .................   $      1.51     $      1.21     $      0.93
                                                          ===========     ===========     ===========

     Options to purchase 30,000 shares of common stock at $33.50 per share were outstanding during the fourth quarter of 1997, but were not included in the computation of net income per share -- diluted because the options' exercise price was greater than the average market price of the common shares. The options, which expire on December 8, 2007 were still outstanding at December 31, 1997.


NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Corporation has an Employee Stock Ownership Plan ("ESOP") and a pre-tax savings plan ("401(k) Plan") which cover substantially all employees of the Corporation. Contributions to the ESOP, which are at the discretion of and determined annually by the Board of Directors, are not to exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code, and are funded annually. The 401(k) Plan allows for discretionary employer matching contributions. For 1997, the Board of Directors approved a discretionary employer matching contribution of 100% of the amount of compensation deferred by the employee up to 3% of the employee's total compensation. Total expenses of the ESOP and 401(k) plans, including amounts contributed, which are included in employee benefits expense for the three years ended December 31, 1997, 1996, and 1995 were $584,763, $461,880, and
$396,694, respectively.

     At various times, the ESOP has borrowed funds from the Bank and used the proceeds to purchase stock of the Corporation. At December 31, 1997, the ESOP owned 338,457 shares of Corporation stock of which 58,186 shares were pledged to secure loans outstanding. At December 31, 1997 and 1996, the principal balance outstanding on the loans was $526,625 and $633,250, respectively.

     In accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Corporation records compensation expense equal to the fair value of the shares released to compensate employees. The Corporation reports the cost of unallocated shares as a reduction of stockholders' equity on the Consolidated Balance Sheet. As of December 31, 1997 and 1996, the historical cost of unallocated shares of $526,625 and $633,250, respectively were reflected as a reduction of stockholders' equity. Compensation expense related to the ESOP of $409,532, $386,649, and $328,257, respectively, has been included in employee benefits expense for the three years ended December 31, 1997, 1996, and 1995 as discussed above.

     During 1996, the Corporation adopted a Salary Continuation Plan for certain officers. The plan provides for monthly benefits for a period of fifteen years beginning at age 65 or at the death of the officer prior to age
65. The plan also provides for reduced benefits in the event of disability of the officer prior to age 65 while still in the employ of the Corporation. The officers are 30% vested in the accrued liability of the plan one year from the date of the plan and vest in an additional 10% each year until they become fully vested after eight years from the date of the plan. In the event of a change in control of the Corporation as defined in the plan, the officers become 100% vested in the total benefit immediately. The Corporation has purchased life insurance policies on these officers in order to fund the payments required by the plan. Compensation expense related to the Salary Continuation Plan totaled $86,012 and $79,440 for 1997 and 1996, respectively.


NOTE 12 -- STOCK OPTION PLANS

     During 1988, 1994 and 1996, the Corporation adopted stock option plans covering certain of its officers. Options granted under the 1988 plan are fully vested. Options granted under the 1994 and 1996 plans vest one-third each year on the anniversary date of the grant. The exercise period for options granted under the 1988 plan is ten years from each vesting date and the exercise period for options granted under the 1994 and 1996 plans is ten years from the date of grant.

     Activity under the plans, after restatement for the two-for-one stock split described in Note 1, is summarized below:



                                                          1997                            1996
                                             ------------------------------- -------------------------------
                                                           Weighted-Average                Weighted-Average
                                                Shares      Exercise Price      Shares      Exercise Price
                                             ------------ ------------------ ------------ ------------------
Outstanding at beginning of year ...........     391,262       $  7.98           410,358       $  7.79
Granted ....................................      37,500         31.20                 0          0.00
Exercised ..................................     (29,516)       ( 6.61)          (19,096)        (3.90)
Expired ....................................        (499)       ( 9.67)                0          0.00
                                                 -------       -------           -------       -------
Outstanding at end of year .................     398,747       $ 10.26           391,262       $  7.98
                                                 -------       -------           -------       -------
Options exercisable at end of year .........     286,746       $  7.68           241,262       $  6.93
Weighted-average fair value of options
  granted during the year ..................  $    14.00                      $     0.00



                                                          1995
                                             ------------------------------
                                                           Weighted-Average
                                                Shares      Exercise Price
                                             ------------ -----------------
Outstanding at beginning of year ...........     185,358       $  5.51
Granted ....................................     225,000          9.67
Exercised ..................................           0          0.00
Expired ....................................           0          0.00
                                                 -------       -------
Outstanding at end of year .................     410,358       $  7.79
                                                 -------       -------
Options exercisable at end of year .........     185,358       $  5.51
Weighted-average fair value of options
  granted during the year ..................  $     2.28

     At December 31, 1997, 286,746 optioned shares were exercisable at prices between $3.90 and $9.67 per share for a total of $2,202,163. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus. No income or expense has been recognized in connection with the exercise of these stock options. The following table summarizes information about stock options outstanding at December 31, 1997.



                                       Options Outstanding                               Options Exercisable
                    ----------------------------------------------------------   ------------------------------------
                         Number         Weighted-Average                              Number
     Range of          Outstanding          Remaining        Weighted-Average       Exercisable      Weighted-Average
 Exercise Prices     at December 31     Contractual Life      Exercise Price      at December 31      Exercise Price
-----------------   ----------------   ------------------   ------------------   ----------------   -----------------
 $   3.90-5.92          143,271            2.3 Years             $  5.69             143,271             $  5.69
 $        9.67          217,976            7.5 Years                9.67             143,475                9.67
 $ 22.00-33.50           37,500            9.8 Years               31.20                   0                0.00

     In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 provides for a fair value approach to recording stock-based compensation. The Statement also allows an entity to continue to apply APB Opinion No. 25 for measurement of stock-based compensation. The Corporation adopted SFAS No. 123 on January 1, 1996, and will continue to apply the measurement principles of APB Opinion No. 25 to its stock option plans. The Corporation has elected to provide SFAS No. 123 disclosures as if the Corporation had adopted the fair value approach to recording stock-based compensation in 1997, 1996 and 1995 as indicated below:



                                                   As Reported                                      Pro Forma
                                 ----------------------------------------------- -----------------------------------------------
                                       1997            1996            1995            1997            1996            1995
                                 --------------- --------------- --------------- --------------- --------------- ---------------
Net income .....................   $ 6,113,668     $ 4,769,003     $ 3,538,900     $ 5,990,984     $ 4,659,563     $ 3,484,180
Net income per share -- basic ..   $      1.59     $      1.25     $      0.93     $      1.56     $      1.22     $      0.91
Net income per share -- diluted    $      1.51     $      1.21     $      0.93     $      1.48     $      1.18     $      0.91

     In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes Option Pricing Model using the following assumptions for options granted in 1997 and 1995, a risk-free interest rate of 6.00% and 6.18%, a dividend yield of 1.70% and 2.57%, an expected life of ten years, and a volatility ratio of 34% and 8%, respectively. The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995.


NOTE 13 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized (See Note 14).

     Many of the Corporation's financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Further, the Corporation's general practice is to hold its financial instruments to maturity and not to engage in trading activities. Therefore, significant estimations and present value calculations were used by the Corporation for the purpose of this disclosure. Such estimations involve judgments as to economic conditions, risk characteristics, and future expected loss experience of various financial instruments and other factors that cannot be determined with precision. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996.

     The following is a description of the methods and assumptions used to estimate the fair value of each class of the Corporation's financial instruments:

     Cash and short-term investments: The carrying amount is a reasonable estimate of fair value.

     Investment securities: For marketable securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount which is the quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans: For certain categories of loans, such as variable rate loans, credit card receivables, and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value because there is no contractual maturity and/or the Corporation has the ability to reprice the loan as interest rate shifts occur. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the discount rates are based on current loan rates as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale.

     Deposit liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Short-term borrowings: The carrying amount is a reasonable estimate of fair value.

     Long-term debt and subordinated notes: The fair value of long-term debt and subordinated notes is estimated using discounted cash flow analyses, based on the Corporation's estimated borrowing rates for similar types of borrowing arrangements.

     Commitments to extend credit: For certain categories of commitments, such as credit card lines and variable rate lines of credit, a reasonable estimate of fair value would be nominal because the Corporation has the ability to reprice the commitment as interest rate shifts occur. The fair value of other types of commitments to extend credit is estimated by discounting the potential future cash flows using the current rate at which similar commitments would be made to borrowers with similar credit ratings. As the discount rates are based on current loan rates as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale.

     Standby letters of credit: The fair value of standby letters of credit are generally based upon fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties' credit standing. A reasonable estimate of fair value would be nominal.

     Interest rate contracts: The fair values of interest rate contracts are based on quoted markets prices or dealer quotes.

     The estimated fair values (in thousands) of the Corporation's financial instruments at December 31 are as follows:



                                                        1997                    1996
                                               ----------------------- ----------------------
                                                Carrying    Estimated   Carrying   Estimated
                                                 Amount    Fair Value    Amount    Fair Value
                                               ---------- ------------ ---------- -----------
Financial Assets:
 Cash and short-term investments .............  $ 25,978    $ 25,978     $ 25,664   $ 25,664
 Investment securities .......................   121,462     121,508      100,231    100,270
 Loans .......................................   411,110     411,320      341,604    342,500
Financial Liabilities:
 Deposits ....................................   493,708     493,936      420,212    420,326
 Short-term borrowings .......................    14,100      14,100        8,185      8,185
 Long-term debt and subordinated notes .......    34,000      34,236       29,000     28,834


                                                        1997                    1996
                                               ----------------------- ----------------------
                                                Notional    Estimated   Notional   Estimated
                                                 Amount    Fair Value    Amount    Fair Value
                                               ---------- ------------ ----------  -----------
Off-Balance Sheet Financial Instruments:
  Commitments to extend credit ...............  $110,031        ($97)    $ 69,890       $  6
  Standby letters of credit ..................     2,079           0        1,150          0
  Interest rate contracts ....................    25,000          24       25,000        103

NOTE 14 -- COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Corporation has various claims, commitments, and contingent liabilities arising from the normal conduct of its business which are not reflected in the accompanying consolidated financial statements and are not expected to have any material adverse effect on the financial position or results of operations of the Corporation.

     The Corporation is party to financial instruments with off-balance sheet risk (See Note 13) in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The notional value of those instruments reflect the extent of involvement the Corporation has in each class of financial instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, the Corporation does not charge a fee to customers to extend a commitment. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments on mortgage loans to be held for sale are generally 45 to 60 days in duration. Commitments to sell are made at prices comparable to the prices charged to customers to originate loans and are generally contingent on the closing of the loan(s).

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to customers. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the counterparty.

     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional value of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation requires collateral or other security to support certain financial instruments with credit risk. The notional and estimated fair value of these financial instuments at December 31, 1997 and 1996 are presented in Note 13.

     The Corporation may utilize financial instruments such as interest rate contracts to transfer, modify, or reduce its interest rate risk exposure. In an interest rate cap or floor contract, the Corporation pays a premium at the initiation of the contract for the right to receive payments if market interest rates are greater than the strike rate of a cap or less than the strike

NOTE 14 -- COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK -- Continued

rate of a floor during a period of the contract. The Corporation's liability is limited to the premium paid for the contract. During 1996, the Corporation purchased an interest rate floor contract with a notional value of $25 million and a three-year term. The floor index of the contract is equal to three-month Libor and has a strike rate of 5.25%. As of December 31, 1997, three-month Libor was 5.8125%. The Corporation paid a premium of $102,500 for the contract. The notional and estimated fair value of this interest rate contract at December 31, 1997 and 1996 is presented in Note 13.


NOTE 15 -- REGULATORY MATTERS

     The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets as defined in the regulations. Management believes, as of December 31, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the Corporation and the Bank were well capitalized under this regulatory framework. To be categorized as well-capitalized, each entity must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 1997 that management believes have changed either the Corporation's or the Bank's capital classifications.

     The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.



                                                                                        To Be Well Capitalized
                                                                   For Capital         Under Prompt Corrective
                                           Actual               Adequacy Purposes         Action Provisions
                                 -------------------------- ------------------------- --------------------------
                                     Amount        Ratio        Amount        Ratio       Amount        Ratio
                                 -------------- ----------- -------------- ---------- -------------- -----------
As of December 31, 1997:
Total Capital
 (to Risk-Weighted Assets)
   Anchor Financial Corporation   $53,383,954       12.42%   $34,392,639       8.00%   $42,990,799       10.00%
   The Anchor Bank .............   47,399,253       11.07     34,266,636       8.00     42,833,295       10.00
Tier 1 Capital
 (to Risk-Weighted Assets)
   Anchor Financial Corporation    37,794,958        8.79     17,196,319       4.00     25,794,479        6.00
   The Anchor Bank .............   38,310,257        8.94     17,133,318       4.00     25,699,977        6.00
Tier 1 Capital
 (to Average Assets)
   Anchor Financial Corporation    37,794,958        6.55     23,085,343       4.00     28,856,678        5.00
   The Anchor Bank .............   38,310,257        6.67     22,969,320       4.00     28,711,649        5.00
As of December 31, 1996:
Total Capital
 (to Risk-Weighted Assets)
   Anchor Financial Corporation    47,000,204       13.33     28,209,962       8.00     35,262,453       10.00
   The Anchor Bank .............   41,882,059       11.95     28,036,768       8.00     35,045,960       10.00
Tier 1 Capital
 (to Risk-Weighted Assets)
   Anchor Financial Corporation    32,199,003        9.13     14,104,981       4.00     21,157,472        6.00
   The Anchor Bank .............   33,580,858        9.58     14,018,384       4.00     21,027,576        6.00
Tier 1 Capital
 (to Average Assets)
   Anchor Financial Corporation    32,199,003        6.79     18,978,444       4.00     23,723,055        5.00
   The Anchor Bank .............   33,580,858        7.12     18,858,441       4.00     23,573,051        5.00

NOTE 16 -- ANCHOR FINANCIAL CORPORATION (PARENT COMPANY ONLY)

     The Parent's principal assets are its investments in the Bank, and the principal source of income for the Parent is dividends from the Bank. Certain regulatory and legal requirements restrict payment of dividends and lending of funds between the Bank and the Parent.

     The Parent's condensed balance sheet at December 31, 1997 and 1996 and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 1997 are presented below.



                                                                      December 31,
                                                              ----------------------------
                                                                   1997           1996
                                                              -------------- -------------
     Balance Sheet Data
      Assets:
       Cash and cash equivalents ............................  $    93,455    $   165,600
       Repurchase agreements ................................    3,278,990      2,002,080
       Investment in bank subsidiaries ......................   39,932,214     35,064,165
       Investment in bank subsidiary subordinated notes .....    4,500,000      4,500,000
       Investment in other subsidiaries .....................       60,000         60,000
       Loans ................................................      526,625        633,250
       Premises and equipment ...............................      646,498        665,684
       Other assets .........................................    2,039,394      1,057,803
                                                               -----------    -----------
      Total assets ..........................................  $51,077,176    $44,148,582
                                                               ===========    ===========
      Liabilities and Stockholders' Equity:
       Subordinated notes ...................................  $11,000,000    $11,000,000
       Other liabilities ....................................      548,737        173,177
                                                               -----------    -----------
      Total liabilities .....................................   11,548,737     11,173,177
      Stockholders' equity ..................................   39,528,439     32,975,405
                                                               -----------    -----------
      Total liabilities and stockholders' equity ............  $51,077,176    $44,148,582
                                                               ===========    ===========


                                                                      Year ended December 31,
                                                             -----------------------------------------
                                                                  1997          1996          1995
                                                             ------------- ------------- -------------
     Income Statement Data
      Income:
        Dividend income from bank subsidiaries .............  $2,450,000    $1,250,000    $1,650,000
        Interest income from subsidiaries ..................     106,911        25,169        98,658
        Interest and fees on loans .........................     435,185        64,851        11,015
        Other income .......................................      40,345        39,643        44,997
                                                              ----------    ----------    ----------
      Total income .........................................   3,032,441     1,379,663     1,804,670
                                                              ----------    ----------    ----------
      Expense:
        Interest on short-term borrowings ..................           0             0         2,282
        Interest on subordinated notes .....................     931,225       455,688       439,561
        Depreciation .......................................      19,186        19,186         7,418
        Other expense ......................................     219,663       179,982       151,318
                                                              ----------    ----------    ----------
      Total expense ........................................   1,170,074       654,856       600,579
                                                              ----------    ----------    ----------
      Income before equity in undistributed earnings of
        subsidiaries and taxes .............................   1,862,367       724,807     1,204,091
      Equity in undistributed earnings of subsidiaries .....   3,993,675     3,821,788     2,145,220
                                                              ----------    ----------    ----------
      Income before taxes ..................................   5,856,042     4,546,595     3,349,311
      Benefit of income taxes ..............................    (257,626)     (222,408)     (189,589)
                                                              ----------    ----------    ----------
      Net income ...........................................  $6,113,668    $4,769,003    $3,538,900
                                                              ==========    ==========    ==========

                                                                           Year ended December 31,
                                                               -----------------------------------------------
                                                                     1997            1996            1995
                                                               --------------- --------------- ---------------
Cash Flows Data
Cash flows from operating activities:
  Net income .................................................  $  6,113,668    $  4,769,003    $  3,538,900
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Equity in undistributed earnings of subsidiaries ..........    (3,993,675)     (3,821,788)     (2,145,220)
   Depreciation of premises and equipment ....................        19,186          19,186           7,418
   Change in interest payable ................................             0          14,506            (200)
   Change in income taxes payable ............................       (19,765)         (3,207)        (22,118)
                                                                ------------    ------------    ------------
    Net cash provided by operating activities ................     2,119,414         977,700       1,378,780
                                                                ------------    ------------    ------------
Cash flows from investing activities:
  Investment in bank subsidiaries ............................             0        (100,000)     (1,500,000)
  Investment in bank subsidiary subordinated notes ...........             0      (4,500,000)              0
  Investment in bank repurchase agreement ....................    (1,276,911)     (1,700,169)      2,578,089
  Net change in loans ........................................       106,625         203,359        (836,609)
  Capital expenditures .......................................             0               0        (535,143)
  Other, net .................................................        33,066         (60,813)        (28,852)
                                                                ------------    ------------    ------------
    Net cash used for investing activities ...................    (1,137,220)     (6,157,623)       (322,515)
                                                                ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of subordinated notes ...............             0       6,000,000               0
  Proceeds from issuance of common stock pursuant to:
   Stock Option Plan .........................................       195,086         154,002               0
   Dividend Reinvestment Plan ................................       191,571          74,412          11,059
  Cash dividends paid ........................................    (1,440,429)     (1,072,141)       (914,526)
  Other, net .................................................          (567)              0               0
                                                                ------------    ------------    ------------
    Net cash (used for) provided by financing activities .....    (1,054,339)      5,156,273        (903,467)
                                                                ------------    ------------    ------------
Net change in cash and cash equivalents ......................       (72,145)        (23,650)        152,798
Cash and cash equivalents at January 1 .......................       165,600         189,250          36,452
                                                                ------------    ------------    ------------
Cash and cash equivalents at December 31 .....................  $     93,455    $    165,600    $    189,250
                                                                ============    ============    ============

     The Parent received income tax refunds of $237,861, $219,201, and $167,471 for the years ended December 31, 1997, 1996, and 1995, respectively. The Parent paid interest of $931,225, $441,182, and $442,043 in 1997, 1996, and 1995,
respectively.

NOTE 17 -- QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following is a summary of the unaudited condensed consolidated quarterly operating results of the Corporation for the years ended December 31, 1997 and 1996:



                                                                         1997
                                                                    Quarter ended
                                           -------------------------------------------------------------
                                               Dec. 31        Sept. 30          June 30        March 31
                                           -------------- ---------------- ---------------- ------------
Interest income .......................... $11,779,589    $11,062,726      $10,660,505      $9,912,626
Interest expense .........................   5,475,155      4,964,861        4,813,130       4,487,797
                                           -----------    -----------      -----------      ----------
Net interest income ......................   6,304,434      6,097,865        5,847,375       5,424,829
Provision for loan losses ................     230,000        240,000          240,000         200,000
                                           -----------    -----------      -----------      ----------
Net interest income after
  provision for loan losses ..............   6,074,434      5,857,865        5,607,375       5,224,829
Gains (losses) on sale of
  investment securities, net .............     (29,323)         4,013                0               0
Noninterest income .......................   1,131,339      1,103,660        1,054,249       1,048,734
Noninterest expense ......................   4,567,078      4,431,961        4,342,487       4,179,995
                                            ----------     ----------       ----------      ----------
Income before income taxes ...............   2,609,372      2,533,577        2,319,137       2,093,568
Provision for income taxes ...............     971,478        906,919          804,680         758,909
                                            ----------     ----------       ----------      ----------
Net income ...............................  $1,637,894     $1,626,658       $1,514,457      $1,334,659
                                            ==========     ==========       ==========      ==========
Net income per share --  basic ...........  $     0.43     $     0.42       $     0.39       $    0.35
Net income per share --  diluted .........        0.40           0.40             0.38            0.33
Weighted average shares
  outstanding --  basic ..................   3,851,385      3,843,364        3,839,010       3,839,010
Weighted average shares
  outstanding --  diluted ................   4,082,324      4,053,954        4,023,471       4,027,302



                                                                       1996
                                                                   Quarter ended
                                           -------------------------------------------------------------
                                               Dec. 31        Sept. 30          June 30        March 31
                                           --------------- -------------- -------------- ---------------
Interest income .......................... $9,323,962       $ 9,253,007     $8,898,570   $8,404,529
Interest expense .........................  4,175,561         4,064,017      4,017,650    3,838,973
                                           ----------       -----------     ----------   ----------
Net interest income ......................  5,148,401         5,188,990      4,880,920    4,565,556
Provision for loan losses ................    260,000           200,000        230,000      160,000
                                           ----------       -----------     ----------    ----------
Net interest income after
  provision for loan losses ..............  4,888,401         4,988,990      4,650,920    4,405,556
Gains (losses) on sale of
  investment securities, net .............          0            (3,860)       (10,663)           0
Noninterest income .......................  1,005,901           960,076      1,027,673      780,630
Noninterest expense ......................  3,838,692         3,854,575      3,906,585    3,730,683
                                           ----------       -----------     ----------    ---------
Income before income taxes ...............  2,055,610         2,090,631      1,761,345    1,455,503
Provision for income taxes ...............    725,857           765,579        579,039      523,611
                                           ----------       -----------     ----------    ---------
Net income ............................... $1,329,753        $1,325,052     $1,182,306    $ 931,892
                                           ==========       ===========     ==========    =========
Net income per share --  basic ........... $     0.35        $     0.35     $     0.31    $    0.24
Net income per share --  diluted .........       0.33              0.34           0.30         0.24
Weighted average shares
  outstanding --  basic ..................  3,836,427         3,831,737      3,827,393    3,824,769
Weighted average shares
  outstanding --  diluted ................  4,019,783         3,946,061      3,913,770    3,908,348

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 1998.

                         ANCHOR FINANCIAL CORPORATION
                                 (Registrant)



                       By: /s/        STEPHEN L. CHRYST
                          -------------------------------------
                                 Stephen L. Chryst
                          President and Chief Executive Officer



                        By: /s/        TOMMY E. LOOPER
                            -------------------------------------
                                      Tommy E. Looper
                                 Executive Vice President
                               and Chief Financial Officer



                        By: /s/         JOHN J. MORAN
                            -------------------------------------
                                        John J. Moran
                           Senior Vice President and Comptroller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1998.



                  Signature                                     Title
                  ---------                                     ------
       /s/  STEPHEN L. CHRYST                  President, Chief Executive Officer and
       ----------------------------------      Director
        Stephen L. Chryst


       /s/  TOMMY E. LOOPER                    Executive Vice President, Chief
       ----------------------------------      Financial Officer and Director
       Tommy E. Looper

       /s/  HOWELL V. BELLAMY, JR.             Director
       ----------------------------------
       Howell V. Bellamy, Jr.

       /s/  JAMES E. BURROUGHS                 Director
       ----------------------------------
       James E. Burroughs

       /s/  C. DONALD CAMERON                  Director
       ----------------------------------
       C. Donald Cameron

       /s/  J. BRYAN FLOYD                     Director
       ----------------------------------
       J. Bryan Floyd

       /s/  ADMAH LANIER, JR.                  Director
       ----------------------------------
       Admah Lanier, Jr.

       /s/  W. GAIRY NICHOLS, III              Director
       ----------------------------------
       W. Gairy Nichols, III

       /s/  RUPPERT L. PIVER                   Director
       ----------------------------------
       Ruppert L. Piver

                  Signature                                      Title
                  ---------                                     ---------
       /s/  THOMAS J. ROGERS                   Director
       ----------------------------------
       Thomas J. Rogers

       /s/  ALBERT A. SPRINGS, III             Director
       ----------------------------------
       Albert A. Springs, III

       /s/  J. RODDY SWAIM                     Director
       ----------------------------------
       J. Roddy Swaim

       /s/  HARRY A. THOMAS                    Director
       ----------------------------------
       Harry A. Thomas

       /s/  ZEB M. THOMAS, SR.                 Director
       ----------------------------------
       Zeb M. Thomas, Sr.

  Exhibit               Exhibit Title
-----------   ---------------------------------
  21          Subsidiary of the Registrant
  23.1        Consents of Price Waterhouse LLP
  27          Financial Data Schedule