Form 10-Q
period 1998-03-31
ANCHOR FINANCIAL CORP
filed 1998-05-14
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended March 31, 1998         Commission file number 0-13759
                        --------------                                -------



                          ANCHOR FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



          South Carolina                                      57-0778015
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification number)



  2002 Oak St., Myrtle Beach, S. C.                              29577
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code  (843) 448-1411


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                           Outstanding at May 6, 1998
---------------------------------------------      --------------------------
       (Common stock, no par value)                          3,890,948

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                    PAGE NO.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet - March 31, 1998
          and December 31, 1997                                         1

          Consolidated Statement of Income - Three months
          ended March 31, 1998 and 1997                                 2

          Consolidated Statement of Changes in Stockholders' Equity
          and Comprehensive Income - Three months ended
          March 31, 1998 and 1997                                       3

          Consolidated Statement of Cash Flows -
          Three months ended March 31, 1998 and 1997                    4

          Notes to Consolidated Financial Statements                    5-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk     12


Part II - Other Information

Item 1 - Legal Proceedings                                              13
Item 2 - Changes in Securities                                          13
Item 3 - Defaults Upon Senior Securities                                13
Item 4 - Submission of Matters to a Vote
           of Security-Holders                                          13-14
Item 5 - Other Information                                              14
Item 6 - Exhibits and Reports on Form 8-K                               14

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheet

-------------------------------------------------------------------------------------------------------------------
                                                                            March 31,              December 31,
                                                                              1998                     1997
-------------------------------------------------------------------------------------------------------------------

                                                                                                         *
                                                                           (Unaudited)
ASSETS
  Cash and due from banks                                              $      24,066,796       $        25,313,707
  Interest-bearing balances due from banks                                     3,493,834                   664,228
  Federal funds sold                                                          18,600,000                         0
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $8,735,944
      in 1998 and $10,474,569 in 1997)                                         8,680,913                10,428,605
    Available-for-sale, at fair value (amortized cost of $105,967,552
      in 1998 and $108,707,284 in 1997)                                      108,998,268               111,033,032
-------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                117,679,181               121,461,637
-------------------------------------------------------------------------------------------------------------------

  Loans                                                                      438,080,258               415,737,360
    Less - unearned income                                                       (35,746)                  (38,120)
         - allowance for loan losses                                          (4,774,879)               (4,588,996)
-------------------------------------------------------------------------------------------------------------------
  Net loans                                                                  433,269,633               411,110,244
-------------------------------------------------------------------------------------------------------------------

  Premises and equipment                                                      17,061,994                16,875,259
  Other assets                                                                10,500,487                 9,971,550
-------------------------------------------------------------------------------------------------------------------

Total assets                                                           $     624,671,925       $       585,396,625
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                  $      98,761,598       $        83,393,250
      NOW and money market accounts                                          260,205,317               237,839,188
      Time deposits $100,000 and over                                         56,436,562                69,102,035
      Other time and savings deposits                                        108,593,255               103,373,032
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                                           523,996,732               493,707,505
    Federal funds purchased and securities
      sold under agreements to repurchase                                      4,818,110                11,912,314
    Other short-term borrowings                                                1,580,915                 2,187,366
    Long-term debt                                                            36,000,000                23,000,000
    Subordinated notes                                                        11,000,000                11,000,000
    Other liabilities                                                          5,781,183                 4,061,001
-------------------------------------------------------------------------------------------------------------------

  Total liabilities                                                          583,176,940               545,868,186
-------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, $6.00 par value; 7,000,000 shares
      authorized; shares issued and outstanding -
      3,890,323 in 1998 and 3,876,047 in 1997                                 23,341,938                23,256,282
    Surplus                                                                    1,837,875                 1,616,607
    Retained earnings                                                         14,875,978                13,691,474
    Accumulated other comprehensive income, net of tax                         1,938,819                 1,490,701
    Unearned ESOP shares                                                        (499,625)                 (526,625)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                  41,494,985                39,528,439
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $     624,671,925       $       585,396,625
===================================================================================================================

*  Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Income
(Unaudited)


                                                                                     Three months ended March 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   1998                       1997
---------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans                                              $           9,830,930     $            8,265,305
  Interest on investment securities:
    Taxable                                                                           1,800,882                  1,543,330
    Non-taxable                                                                          79,391                     65,390
  Other interest income                                                                  47,070                     38,601
---------------------------------------------------------------------------------------------------------------------------
                Total interest income                                                11,758,273                  9,912,626
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                                4,717,711                  3,924,013
  Interest on short-term borrowings                                                      96,919                     58,676
  Interest on long-term borrowings                                                      426,880                    274,784
  Interest on subordinated notes                                                        230,324                    230,324
---------------------------------------------------------------------------------------------------------------------------
                Total interest expense                                                5,471,834                  4,487,797
---------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                   6,286,439                  5,424,829
Provision for loan losses                                                               210,000                    200,000
---------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                   6,076,439                  5,224,829
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                                   515,903                    480,434
  Commissions and fees                                                                  312,144                    266,588
  Trust income                                                                           78,131                     53,861
  Gains on sales of mortgage loans                                                       93,924                     76,700
  Other operating income                                                                103,292                    171,151
---------------------------------------------------------------------------------------------------------------------------
                Total noninterest income                                              1,103,394                  1,048,734
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                      2,656,719                  2,301,851
  Net occupancy expense                                                                 348,323                    321,534
  Equipment expense                                                                     346,234                    322,076
  Other operating expense                                                             1,247,911                  1,234,534
---------------------------------------------------------------------------------------------------------------------------
                Total noninterest expense                                             4,599,187                  4,179,995
---------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                            2,580,646                  2,093,568
Provision for income taxes                                                              938,000                    758,909
---------------------------------------------------------------------------------------------------------------------------

Net income                                                                $           1,642,646     $            1,334,659
===========================================================================================================================

Net income per share - basic                                              $                0.43     $                 0.35
===========================================================================================================================

Net income per share - diluted                                            $                0.40     $                 0.33
===========================================================================================================================

Weighted average common shares outstanding - basic                                    3,830,637                  3,776,135
===========================================================================================================================

Weighted average common shares outstanding - diluted                                  4,076,268                  4,027,302
===========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
Three Months ended March 31, 1998 and March 31, 1997
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                other      Unearned        Total
                                                Common Stock                      Retained  comprehensive    ESOP      stockholders'
                                        -----------------------------
                                          Shares         Amount       Surplus     earnings   income(loss)   shares        equity
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 1996             3,839,010    $23,034,060    $1,070,326  $ 9,006,968 $  497,301   ($633,250)    $32,975,405

Comprehensive Income
  Net income                                                                       1,334,659                              1,334,659
  Other comprehensive income,
    net of tax
    Unrealized losses on investment
     securities                                                                                (442,390)                   (442,390)
                                                                                                                        ------------
Comprehensive Income                                                                                                        892,269
                                                                                                                        ------------
Change in unearned                                                       30,197        6,377                 27,000          63,574
ESOP shares
Cash dividends ($0.09 per share)                                                    (358,307)                              (358,307)
                                        --------------------------------------------------------------------------------------------
Balance at March 31, 1997                3,839,010    $23,034,060    $1,100,523  $ 9,989,697 $   54,911   ($606,250)    $33,572,941
                                        ============================================================================================


Balance at December 31, 1997             3,876,047    $23,256,282    $1,616,607  $13,691,474 $1,490,701   ($526,625)    $39,528,439
Comprehensive Income
  Net income                                                                       1,642,646                              1,642,646
  Other comprehensive income,
    net of tax
    Unrealized gains on investment
     securities
                                                                                                448,118                     448,118
                                                                                                                        ------------
Comprehensive Income                                                                                                      2,090,764
                                                                                                                        ------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan                 4,313         25,878       134,464                                             160,342
  Stock Option Plan                          9,963         59,778         2,133                                              61,911
Change in unearned ESOP shares                                           84,671        6,982                 27,000         118,653
Cash dividends ($0.12 per share)                                                    (465,124)                              (465,124)
                                        --------------------------------------------------------------------------------------------
Balance at March 31, 1998                3,890,323    $23,341,938    $1,837,875  $14,875,978 $1,938,819   ($499,625)    $41,494,985
                                        ============================================================================================


















The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months ended March 31,
                                                                                      1998                   1997
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                  $         1,642,646    $         1,334,659
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                   (84,203)               (28,783)
    Depreciation of premises and equipment                                                334,770                305,122
    Amortization of intangible assets                                                     109,981                100,891
    Provision for loan losses                                                             210,000                200,000
    Gains on sales of mortgage loans                                                      (93,924)               (76,700)
    Gains on sales of premises and equipment                                                  192                (13,873)
    Change in interest receivable                                                        (368,447)              (673,481)
    Change in prepaid expenses                                                           (268,370)                25,801
    Change in income taxes payable                                                      1,236,411                771,739
    Change in deferred taxes                                                              (41,740)              (253,765)
    Change in interest payable                                                            522,052                524,953
    Change in accrued expenses                                                            (38,281)            (1,038,902)
    Origination of mortgage loans held for sale                                        (6,234,825)            (2,305,094)
    Proceeds from sales of mortgage loans held for sale                                 5,399,839              3,248,144
    Net change in unearned ESOP shares                                                    118,653                 63,573
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               2,444,754              2,184,284
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to maturity                    1,748,871              3,526,948
  Purchase of investment securities available-for-sale                                 (8,379,295)           (17,365,250)
  Proceeds from sales of investment securities available-for-sale                       1,563,100                984,600
  Proceeds from maturities of investment securities available-for-sale                  9,638,950              5,384,724
  Net change in loans                                                                 (21,440,479)           (21,496,213)
  Capital expenditures                                                                   (521,947)              (349,029)
  Proceeds from the sale of premises and equipment                                            250                 15,200
  Other, net                                                                             (217,211)             1,358,508
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (17,607,761)           (27,940,512)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                               30,289,227             29,133,969
  Net change in federal funds purchased and securities sold under agreements
     to repurchase                                                                     (7,094,204)            (4,441,765)
  Net change in other short-term borrowings                                              (606,450)               381,069
  Proceeds from issuance of long-term debt                                             13,000,000                      0
  Proceeds from issuance of stock in accordance with:
    Stock Option Plan                                                                      61,911                      0
    Dividend Reinvestment Plan                                                            160,342                      0
  Cash dividends paid                                                                    (465,124)              (358,307)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              35,345,702             24,714,966
-------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                20,182,695             (1,041,262)
Cash and cash equivalents at January 1                                                 25,977,935             25,663,652
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                         $        46,160,630    $        24,622,390
=========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  NOTE 1:       BASIS OF PRESENTATION

                The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation (the "Corporation") and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1997.

                The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:         PENDING ACQUISITIONS

                On May 1, 1998, the Corporation and M&M Financial Corporation ("M&M Financial"), parent company of First National South and headquartered in Marion, South Carolina, announced the signing of a letter of intent to merge. Based on Anchor's closing stock price of $40.50 on April 28, 1998, the proposed transaction would have a value of $35.5 million. The proposed merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 0.87 shares of Anchor common stock for each outstanding share of M&M Financial common stock. The proposed transaction is subject to due diligence, execution of a definitive agreement by May 15, 1998, and approval of such agreement by the boards of directors and shareholders of both companies and approval by appropriate regulatory agencies. The proposed merger is expected to be completed in the third quarter of 1998. M&M Financial had total assets of $167,878,860 and
                $156,270,694   at  March  31,  1998  and   December   31,  1997,
                respectively. M&M Financial reported net income for the first quarter of 1998 of $294,294, compared with $362,830 for the same period in 1997.

                On April 14, 1998, the Corporation entered into a definitive agreement to acquire ComSouth Bankshares, Inc. with operations in Charleston and Columbia, South Carolina ("ComSouth"). Based on Anchor's closing stock price of $41.00 on April 9, 1998, the proposed transaction is valued at $71.3 million. ComSouth shareholders will receive .75 shares of Anchor common stock for each share of ComSouth common stock held. The acquisition, which is to be accounted for as a pooling of interests, is subject to approval of shareholders of both companies and regulatory approvals. The transaction is expected to be completed in the third quarter of 1998. ComSouth had total assets of $217,375,427 and $205,571,538 at March 31, 1998 and December 31, 1997,
                respectively. ComSouth reported net income for the first quarter of 1998 of $675,372, compared with $520,160 for the same period in 1997.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3:         RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the three months ended March 31, 1998 and 1997 are summarized as follows:

                                                                              1998              1997
                                                                       -------------------------------------
                 Balance, beginning of year                                    $4,588,996        $3,801,201
                 Provision charged to operations                                  210,000           200,000
                 Recoveries of charged off loans                                   11,067            61,781
                 Loans charged off                                                (35,184)          (26,449)
                                                                       -------------------------------------
                 Balance, end of period                                        $4,774,879        $4,036,533
                                                                       =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at March 31, 1998 and December 31, 1997. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                         3/31/98         12/31/97
                                                                      ------------------------------
                Nonaccrual loans                                       $269,308          $228,674
                Loans past due ninety days or more                        1,229                 0
                Other real estate owned                                 187,100           187,000
                                                                      ==============================
                Total nonperforming assets                             $457,637          $415,674
                                                                     ===============================

               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At March 31, 1998, impaired loans had a related specific allowance for loan losses totaling $27,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 1998.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes are summarized as follows:


                                                                                         3/31/98          12/31/97
                                                                                    -----------------------------------
                Parent Company:
                  8.60% subordinated notes due in 2003 (a)                                $ 5,000,000      $ 5,000,000
                  7.89% subordinated notes due in 2006 (a)                                  6,000,000        6,000,000
                                                                                    -----------------------------------
                     Total                                                                $11,000,000      $11,000,000
                                                                                    -----------------------------------

                Subsidiaries:
                  5.71% Federal Home Loan Bank advance due in 1998                          5,000,000        5,000,000
                  5.48% Federal Home Loan Bank advance due in 1999                          3,000,000        3,000,000
                  6.08% Federal Home Loan Bank advance due in 2000                          5,000,000        5,000,000
                  5.66% Federal Home Loan Bank advance due in 2002                          5,000,000        5,000,000
                  7.21% Federal Home Loan Bank advance due in 2005                          5,000,000        5,000,000
                  4.59% Federal Home Loan Bank advance due in 2008                          8,000,000                0
                  5.51% Federal Home Loan Bank advance due in 2008                          5,000,000                0
                                                                                    -----------------------------------
                     Total                                                                 36,000,000       23,000,000
                                                                                    -----------------------------------
                Total long-term debt and subordinated notes                               $47,000,000      $34,000,000
                                                                                    ===================================

               (a) Debt qualifies for inclusion in the determination of total capital under the Risk- Based Capital Guidelines.


               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to March 31, 1998 is $5,000,000 in 1998, $3,000,000 in 1999, $5,000,000 in 2000,
               $5,000,000 in 2002,  $5,000,000 in 2003,  and  $24,000,000  there after.


NOTE 6:        PER SHARE DATA

               Net income per share - basic is computed by dividing net income by the weighted average number of shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted average shares outstanding.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


               In accordance with SFAS No. 128, the calculation of net income per share - basic and net income per share - diluted at March 31 is presented below:

                                                                                        1998                1997

                                                                              ---------------------------------------
                Net income per share - basic computation
                     Net income                                                        $1,642,646         $1,334,659
                     Income available to common shareholders                           $1,642,646         $1,334,659
                                                                              =======================================
                     Average common shares outstanding                                  3,881,972          3,839,010
                     Unallocated ESOP Shares                                              (51,335)           (62,876)
                                                                              ---------------------------------------
                     Average common shares outstanding - basic                          3,830,637          3,776,135
                                                                              ---------------------------------------
                     Net income per share - basic                                           $0.43              $0.35
                                                                              =======================================

                Net income per share - diluted computation
                     Income available to common shareholders                           $1,642,646         $1,334,659
                                                                              =======================================
                     Average common shares outstanding - basic                          3,830,637          3,776,135
                     Incremental shares from assumed conversions:
                       Stock Options                                                      245,631            251,168
                                                                              ---------------------------------------
                     Average common shares outstanding - diluted                        4,076,268          4,027,302
                                                                              ---------------------------------------
                     Net income per share - diluted                                         $0.40              $0.33
                                                                              =======================================


NOTE 7:  OTHER MATTERS

               At March 31, 1998, outstanding standby letters of credit totaled $2,514,362.

               For the three months ended March 31, 1998 and 1997, the Corporation paid interest of $4,949,782 and $3,962,844 respectively. The Corporation paid no income taxes during the three months ended March 31, 1998 and $37,500 during the same period in 1997.

ITEM 2.   Management's Discussion and Analysis


         Certain of the information included in this discussion contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation, based on management's belief and information currently available to management. Such forward-looking statements are subject to risks, uncertainties and assumptions. Actual results may vary materially from those anticipated, estimated, projected, or expected. Among the factors that may cause variations from such forward-looking statements are fluctuations in the economy, especially in the Corporation's market areas; changes in the interest rate environment; the Corporation's ability to realize anticipated cost savings relating to pending acquisitions; the Corporation's success in assimilating acquired operations in the Corporation's culture, including its ability to instill Anchor's credit culture into acquired operation; the continued growth of the markets in which the Corporation operates; and the enactment of legislation impacting the Corporation.


Net Income

         Net income for the first quarter of 1998 was $1,642,646, an increase of $307,987 or 23.1% from the $1,334,659 for the same period in 1997. Net income per share - diluted for the first quarter increased 21.6% from $0.33 in 1997 to $0.40 in 1998.

         The primary factors affecting this increase were an increase of $861,610 in net interest income and an increase in noninterest income of
$54,660. These positive factors were partially offset by increases in noninterest expense of $419,192, the provision for income taxes of $179,091, and the provision for loan losses of $10,000.

         Annualized return on average total assets for the first quarter of 1998 was 1.13% compared with 1.08% in 1997. Annualized return on average stockholders' equity for the first quarter of 1998 was 16.94% compared with 16.08% in 1997.

         The Corporation will incur charges arising from merger transactions (Note 2 to the unaudited interim consolidated financial statements), and the Corporation will incur costs related to the integration of the acquired entities into the Corporation. Anticipated charges would normally include, but not be limited to, legal and accounting fees, financial advisory fees, early retirement and involuntary separation benefits, cancellation of vendor contracts, system conversions and other software costs, training, and other similar costs.


Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $6,286,439 for the first quarter of 1998, an increase of $861,610 or 15.9% from the $5,424,829 reported for the same period in 1997. This increase was attributed to the increased volume of earning assets during the period since the tax equivalent net yield on earning assets decreased from 4.80% in 1997 to 4.69% in 1998. The increased volume of earning assets was primarily the result of quality loan demand and strong deposit growth during the period.

         Interest income increased $1,845,647 or 18.6% for the three months ended March 31, 1998 compared with the same period in 1997. The increase was due to an increase in the volume of earning assets since the yield on earning assets remained the same. The yield on earning assets was 8.76% for the first quarter of 1997 and 1998. Average loans increased $72.5 million or 20.5% and average investment securities increased $11.8 million or 11.4% for the first quarter of 1998 compared with the same period in 1997. Average interest earning assets represented 92.5% of average total assets during the first quarter of 1998 compared with 91.6% in 1997. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets increased from 76.9% in 1997 to 78.2% in 1998.

         Interest expense increased $984,037 or 21.9% for the three months ended March 31, 1998 compared with the same period in 1997. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and the rate paid on average interest-bearing liabilities, which increased from 4.66% for the three months ended March 31, 1997 to 4.83% for the same period in 1998. Average interest-bearing liabilities increased $68.8 million or 17.6% for the first quarter of 1998 compared with the same period in 1997. Average interest-bearing liabilities represented 84.3% of funding sources during the first quarter of 1998 compared with 84.9% in 1997.


Provision for Loan Losses

         A $210,000 provision for loan losses was made during the first quarter of 1998 compared with a provision of $200,000 in 1997. The provision for loan losses increased during the first quarter of 1998 primarily due to loan growth resulting from quality loan demand and expansion into new market areas.

         Nonperforming assets at March 31, 1998 totaled $457,637, compared with $127,339 reported at the same time last year. Although nonperforming assets rose, the increase and balance remain nominal relative to the size of the Corporation and its portfolio. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.10% at March 31, 1998 compared with 0.03% at March 31, 1997. At March 31, 1998 and 1997 the ratio of annualized net charge-offs (recoveries) to average loans was 0.02% and (0.04)% respectively.

         The reserve for loan losses at March 31, 1998 and December 31, 1997 represented 1.09% and 1.10% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at March 31, 1998 is adequate to cover potential losses in the portfolio.


Noninterest Income

         Noninterest income for the first quarter of 1998 increased $54,660 or 5.2% from the same period in 1997. The primary factors attributing to this increase were increases in commissions and fees of $45,556 or 17.1%, service charges on deposit accounts of $35,469 or 7.4%, trust income of $24,270 or 45.1%, and mortgage banking income of $17,224 or 22.5%. These positive changes were offset by a 39.7% decrease in other operating income.

         The growth in commissions and fees resulted primarily from increased revenue generated by credit card-related services and safe deposit box rentals. Trust revenue rose largely due to increased sales efforts primarily in Hilton Head Island, South Carolina and favorable market conditions overall. The increase in mortgage banking income resulted from increased volume of loan originations due to the favorable interest rate environment and the Corporation's expansion of its mortgage origination program. The decrease in other operating income was primarily due to non-recurring recoveries of previously charged-off assets during the first quarter of 1997.


Noninterest Expense

         Noninterest expense for the first quarter of 1997 increased $419,192 or 10.0% from the same period in 1997. The primary factors contributing to this increase were increases in salaries and employee benefits, and slight increases in net occupancy expense, equipment expense, and other operating expense due to the Corporation's continued strong growth.

         Salaries and employee benefits for the first quarter of 1998 increased $354,868 or 15.4% from the same period in 1997, primarily due to the Corporation's investment in new personnel. The staffing cost increases were largely due to the opening of a new branch office in Charleston, South Carolina during the second quarter of 1997, and expansion of sales-related positions in growing market areas.

         Net occupancy expense for the first quarter of 1998 increased $26,789 or 8.3% from the same period in 1997, largely due to higher building depreciation. The Corporation purchased a new operations center in Conway, South Carolina during the third quarter of 1997. Equipment expense increased 7.5%, primarily due to higher maintenance costs and furniture and equipment depreciation.


Income Taxes

         The provision for income taxes for the first quarter of 1998 increased $179,091 or 23.6% from the same period in 1997. The provision for income taxes increased in 1998 primarily due to higher income before taxes since tax rates remained approximately the same as 1997.


Financial Position

         For the first quarter of 1998, average total assets increased 9.1% while average loans increased 11.3% and average deposits increased 6.7% from December 31, 1997.

         Because the economy of the Corporation's primary market area is seasonal in nature, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. This seasonality is caused by the economic impact of a large number of tourists visiting coastal South Carolina and North Carolina during the summer months. Thus, the
Corporation historically has a more favorable liquidity position during the summer. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks, a line of credit with the Federal Home Loan Bank ("FHLB"), as well as a seasonal borrowing privilege from the Federal Reserve Bank to meet its liquidity needs during the winter months.

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $36,000,000 at March 31, 1998 compared with $23,000,000 at December 31, 1997.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at March 31, 1998 being 6.7% compared with 6.6% at December 31, 1997. At March 31, 1998, the total risk-based capital ratio was 12.3% compared with 12.4% at December 31, 1997. The leverage ratio at March 31, 1998 was 6.7% compared with 6.6% at December 31, 1997.


Accounting and Regulatory Matters

         On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial condition or results of operations. All of the Corporation's other comprehensive income relates to net unrealized gains on investment securities available for sale.



ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of the preceding fiscal year end in the Corporation's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On April 30, 1998, the Corporation held its 1998 Annual Meeting of Shareholders. At the 1998 Annual Meeting, the following individuals were elected as Directors with the votes indicated.

         Director                                          For                      Withheld
         --------------------------------------      -----------------             ----------
         James E. Burroughs                                2,699,979                109,604
         Stephen L. Chryst                                 2,780,813                 28,770
         J. Bryan Floyd                                    2,780,913                 28,670
         Ruppert L. Piver                                  2,746,131                 63,452
         Albert A. Springs, III                            2,780,857                 28,726


         C. Jason Ammons, Jr., Howell V. Bellamy, Jr., W. Cecil Brandon, Jr., C. Donald Cameron, Admah Lanier, Jr., Tommy E. Looper, W. Gairy Nichols, III, Thomas J. Rogers, J. Roddy Swaim, Harry A. Thomas, and Zeb M. Thomas, Sr. continued in their terms of office as directors of the Corporation.

         The following is a brief description of other matters voted upon at the 1998 Annual Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.

         Proposal to consider and vote upon amendments to the Corporation's Articles of Incorporation:

         (i) to increase the authorized shares of common stock to 10,000,000 shares:

              For - 2,754,967        Withheld - 25,283          Abstain - 29,333

         (ii) to change the par value of the common stock to no par:

              For - 2,696,960        Withheld - 48,529          Abstain - 64,094

         Proposal to ratify the selection of Price Waterhouse LLP as independent public accountants for the Corporation for the year ending December 31, 1998.
               For - 2,798,940       Withheld - 1,342           Abstain - 9,301

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) 27     Financial Data Schedule (for SEC purposes only)

      (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

          A report on Form 8-K dated May 1, 1998 was filed with the Securities and Exchange Commission on May 5, 1998. On May 1, 1998 Anchor Financial Corporation (the "Corporation") and M&M Financial Corporation ("M&M Financial"), parent company of First National South and headquartered in Marion, South Carolina, announced the signing of a letter of intent to merge. The proposed merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 0.87 shares of Anchor Financial Corporation common stock for each outstanding share of M&M Financial common stock. The proposed merger is subject to due diligence, execution of a definitive agreement by May 15, 1998, and approval of such agreement by the boards of directors and shareholders of both companies and approval by appropriate regulatory agencies. The proposed merger is expected to be completed in the third quarter of 1998.

          A report on Form 8-K dated April 14, 1998 was filed with the Securities and Exchange Commission on April 17, 1998. On April 14, 1998, Anchor Financial Corporation (the "Corporation") announced that it executed a definitive Agreement and Plan of Merger with ComSouth Bankshares, Inc. ("ComSouth"), Columbia, South Carolina, dated April 14, 1998 (the "Agreement"). The Agreement was unanimously approved by the boards of directors of both companies. The Agreement provides that the proposed transaction is to be accounted for as a pooling of interests and is to be a tax-free exchange of 0.75 shares of Anchor Financial Corporation common stock for each outstanding share of ComSouth common stock. The transaction is expected to be completed in the third quarter of 1998 subject to the approval of shareholders of both companies and appropriate regulatory agencies.

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




Date:  May 6, 1998