Form 10-Q
period 1998-06-30
ANCHOR FINANCIAL CORP
filed 1998-08-11
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998       Commission file number 0-13759
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

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at August 6, 1998
-----------------------------------------       -----------------------------
    (Common stock, no par value)                          3,899,709

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                   PAGE NO.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet - June 30, 1998
          and December 31, 1997                                       1

          Consolidated Statement of Income - Three months and
          Six months ended June 30, 1998 and 1997                     2

          Consolidated Statement of Changes in Stockholders' Equity
          and Comprehensive Income - Six months ended
          June 30, 1998 and 1997                                      3

          Consolidated Statement of Cash Flows -
          Six months ended June 30, 1998 and 1997                     4

          Notes to Consolidated Financial Statements                  5-9

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10-16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk   16


Part II - Other Information

Item 1 - Legal Proceedings                                            17
Item 2 - Changes in Securities                                        17
Item 3 - Defaults Upon Senior Securities                              17
Item 4 - Submission of Matters to a Vote
         of Security-Holders                                          17
Item 5 - Other Information                                            17
Item 6 - Exhibits and Reports on Form 8-K                             17

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheet

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,              December 31,
                                                                                            1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)                  *
ASSETS
  Cash and due from banks                                                         $           26,994,119  $           25,313,707
  Interest-bearing balances due from banks                                                    13,509,057                 664,228
  Federal funds sold                                                                          10,000,000                       0
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $7,154,081
      in 1998 and $10,474,569 in 1997)                                                         7,100,634              10,428,605
    Available-for-sale, at fair value (amortized cost of $130,973,846
      in 1998 and $108,707,284 in 1997)                                                      134,017,047             111,033,032
---------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                                141,117,681             121,461,637
---------------------------------------------------------------------------------------------------------------------------------

  Loans                                                                                      428,854,987             415,737,360
    Less - unearned income                                                                       (33,786)                (38,120)
         - allowance for loan losses                                                          (5,020,784)             (4,588,996)
---------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                                  423,800,417             411,110,244
---------------------------------------------------------------------------------------------------------------------------------

  Premises and equipment                                                                      16,904,061              16,875,259
  Other assets                                                                                10,898,501               9,971,550
---------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $          643,223,836  $          585,396,625
=================================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                             $          109,808,007  $           83,393,250
      NOW and money market accounts                                                          282,409,498             237,839,188
      Time deposits $100,000 and over                                                         49,812,169              69,102,035
      Other time and savings deposits                                                        108,191,331             103,373,032
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                           550,221,005             493,707,505
    Federal funds purchased and securities
      sold under agreements to repurchase                                                      4,441,281              11,912,314
    Other short-term borrowings                                                                1,982,828               2,187,366
    Long-term debt                                                                            28,000,000              23,000,000
    Subordinated notes                                                                        11,000,000              11,000,000
    Other liabilities                                                                          4,447,400               4,061,001
---------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                          600,092,514             545,868,186
---------------------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, no par value; 10,000,000 shares
      authorized; shares issued and outstanding - 3,896,118
      in 1998 and 3,876,047 in 1997                                                           25,445,790              24,872,889
    Retained earnings                                                                         16,196,712              13,691,474
    Accumulated other comprehensive income, net of tax                                         1,950,945               1,490,701
    Unearned ESOP shares                                                                        (462,125)               (526,625)
---------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                  43,131,322              39,528,439
---------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                        $          643,223,836  $          585,396,625
=================================================================================================================================

* Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Income
(Unaudited)

                                                                     Six months ended                     Three months ended
                                                                         June 30,                              June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1998                1997               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                             $      19,891,164  $       17,182,068   $    10,060,234   $      8,916,763
  Interest on investment securities:
    Taxable                                                      3,698,924           3,164,637         1,898,042          1,621,307
    Non-taxable                                                    159,174             129,780            79,783             64,390
  Other interest income                                            276,160              96,646           229,090             58,045
------------------------------------------------------------------------------------------------------------------------------------
                Total interest income                           24,025,422          20,573,131        12,267,149         10,660,505
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                           9,653,509           8,171,795         4,935,798          4,247,782
  Interest on short-term borrowings                                167,934             113,647            71,015             54,971
  Interest on long-term borrowings                                 860,173             552,620           433,293            277,836
  Interest on subordinated notes                                   462,865             462,865           232,541            232,541
------------------------------------------------------------------------------------------------------------------------------------
                Total interest expense                          11,144,481           9,300,927         5,672,647          4,813,130
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                             12,880,941          11,272,204         6,594,502          5,847,375
Provision for loan losses                                          310,000             440,000           100,000            240,000
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses             12,570,941          10,832,204         6,494,502          5,607,375
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                            1,039,605             967,811           523,702            487,377
  Commissions and fees                                             675,584             602,717           363,440            336,129
  Trust income                                                     212,321             145,348           134,190             91,487
  Gains on sales of mortgage loans                                 277,313             119,072           183,389             42,372
  Other operating income                                           321,525             268,035           218,233             96,884
------------------------------------------------------------------------------------------------------------------------------------
                Total noninterest income                         2,526,348           2,102,983         1,422,954          1,054,249
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                 5,422,181           4,675,955         2,765,462          2,374,104
  Net occupancy expense                                            710,489             652,524           362,166            330,990
  Equipment expense                                                701,955             649,088           355,721            327,012
  Other operating expense                                        2,821,555           2,544,915         1,573,644          1,310,381
------------------------------------------------------------------------------------------------------------------------------------
                Total noninterest expense                        9,656,180           8,522,482         5,056,993          4,342,487
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                       5,441,109           4,412,705         2,860,463          2,319,137
Provision for income taxes                                       2,017,800           1,563,589         1,079,800            804,680
------------------------------------------------------------------------------------------------------------------------------------

Net income                                               $       3,423,309  $        2,849,116   $     1,780,663   $      1,514,457
====================================================================================================================================

Net income per share - basic                             $            0.89  $             0.75   $          0.46   $           0.40
====================================================================================================================================

Net income per share - diluted                           $            0.84  $             0.71   $          0.44   $           0.38
====================================================================================================================================

Weighted average common shares outstanding - basic               3,836,012           3,776,135         3,841,328          3,776,135
====================================================================================================================================

Weighted average common shares outstanding - diluted             4,084,304           4,025,444         4,091,534          4,023,471
====================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
Six Months ended June 30, 1998 and June 30, 1997
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                        other          Unearned         Total
                                              Common Stock            Retained      comprehensive        ESOP       stockholders'
                                      -----------------------------
                                         Shares         Amount        earnings      income (loss)       shares         equity
                                      ---------------------------------------------------------------------------------------------

Balance at December 31, 1996              3,839,010    $24,104,386      $9,006,968         $497,301     ($633,250)     $32,975,405
Comprehensive Income
  Net income                                                             2,849,116                                       2,849,116
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                                                13,344                         13,344
                                                                                                                   ----------------
Comprehensive Income                                                                                                     2,862,460
                                                                                                                   ----------------
Change in unearned ESOP shares                              54,382          13,244                        (23,625)          44,001
Cash dividends ($0.187 per share)                                         (716,614)                                       (716,614)
                                      ---------------------------------------------------------------------------------------------
Balance at June 30, 1997                  3,839,010    $24,158,768     $11,152,714         $510,645     ($656,875)     $35,165,252
                                      =============================================================================================


Balance at December 31, 1997              3,876,047    $24,872,889     $13,691,474       $1,490,701     ($526,625)     $39,528,439
Comprehensive Income
  Net income                                                             3,423,309                                       3,423,309
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                                               460,244                        460,244
                                                                                                                   ----------------
Comprehensive Income                                                                                                     3,883,553
                                                                                                                   ----------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan                  7,483        295,067                                                         295,067
  Stock Option Plan                          12,588         94,995                                                          94,995
Change in unearned ESOP shares                             182,839          13,965                         64,500          261,304
Cash dividends ($0.24 per share)                                          (932,036)                                       (932,036)
                                      ---------------------------------------------------------------------------------------------
Balance at June 30, 1998                  3,896,118    $25,445,790     $16,196,712       $1,950,945     ($462,125)     $43,131,322
                                      =============================================================================================















The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                     Six Months ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                    1998                  1997
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                $         3,423,309   $         2,849,116
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                (103,083)              (27,382)
    Depreciation of premises and equipment                                              674,872               621,706
    Amortization of intangible assets                                                   221,379               205,437
    Provision for loan losses                                                           310,000               440,000
    Gains on sales of mortgage loans                                                   (277,313)             (119,072)
    Gains on sales of premises and equipment                                            (12,570)              (13,873)
    Change in interest receivable                                                      (899,707)             (833,289)
    Change in prepaid expenses                                                         (190,510)               94,081
    Change in income taxes payable                                                      386,289               163,352
    Change in deferred taxes                                                             60,523               (35,164)
    Change in interest payable                                                         (226,860)              285,362
    Change in accrued expenses                                                          678,414                45,032
    Origination of mortgage loans held for sale                                     (18,139,425)           (5,216,644)
    Proceeds from sales of mortgage loans held for sale                              17,355,456             5,712,000
    Net change in unearned ESOP shares                                                  261,304                44,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             3,522,078             4,214,662
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to maturity                  3,330,783             5,197,828
  Purchase of investment securities available-for-sale                              (35,783,036)          (26,976,320)
  Proceeds from sales of investment securities available-for-sale                     1,563,100               984,600
  Proceeds from maturities of investment securities available-for-sale               12,053,646             9,119,355
  Net change in loans                                                               (11,938,891)          (38,047,588)
  Capital expenditures                                                                 (717,353)             (709,700)
  Proceeds from the sale of premises and equipment                                       26,250                15,200
  Other, net                                                                           (827,291)              247,630
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              (32,292,792)          (50,168,995)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                             56,513,501            46,447,681
  Net change in federal funds purchased and securities sold under agreements
     to repurchase                                                                   (7,471,034)            1,587,714
  Net change in other short-term borrowings                                            (204,538)              279,764
  Proceeds from issuance of long-term debt                                            5,000,000                     0
  Proceeds from issuance of stock in accordance with:
    Stock Option Plan                                                                    94,995                     0
    Dividend Reinvestment Plan                                                          295,067                     0
  Cash dividends paid                                                                  (932,036)             (716,614)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            53,295,955            47,598,545
----------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                              24,525,241             1,644,212
Cash and cash equivalents at January 1                                               25,977,935            25,663,652
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                        $        50,503,176   $        27,307,864
======================================================================================================================

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

                The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  PENDING ACQUISITIONS

                On May 15, 1998, the Corporation entered into a definitive agreement to acquire M&M Financial Corporation ("M&M Financial"), parent company of First National South and headquartered in Marion, South Carolina. Based on Anchor's closing stock price of $40.50 on April 28, 1998, the proposed transaction would have a value of $35.5 million. The acquisition is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 0.87 shares of Anchor common stock for each outstanding share of M&M Financial common stock. The acquisition is subject to approval of shareholders of both companies and regulatory approvals. The acquisition is expected to be completed in the third quarter of 1998. M&M Financial had total assets of $171,007,976 and $156,270,694 at June 30, 1998 and December 31, 1997, respectively. M&M Financial reported net income for the second quarter of 1998 of $525,378, compared with $232,278 for the same period in 1997. M&M Financial reported net income for the first six months of 1998 of $819,672, compared with $595,108 for the same period in 1997.

                On April 14, 1998, the Corporation entered into a definitive agreement to acquire ComSouth Bankshares, Inc. with operations in Charleston and Columbia, South Carolina ("ComSouth"). Based on Anchor's closing stock price of $41.00 on April 9, 1998, the proposed transaction would have a value of $71.3 million. ComSouth shareholders will receive .75 shares of Anchor common stock for each share of ComSouth common stock held. The acquisition, which is to be accounted for as a pooling of interests, is subject to approval of shareholders

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                of both companies and regulatory approvals. The transaction is expected to be completed in the third quarter of 1998. ComSouth had total assets of $221,088,487 and $205,571,538 at June 30, 1998 and December 31, 1997, respectively. ComSouth reported net income for the second quarter of 1998 of $747,351, compared with $524,992 for the same period in 1997. ComSouth reported net income for the first six months of 1998 of $1,422,723, compared with $1,045,152 for the same period in 1997.


NOTE 3:         RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the six months ended June 30, 1998 and 1997 is summarized as follows:

                                                                                  1998              1997
                                                                       -------------------------------------
                 Balance, beginning of year                                    $4,588,996        $3,801,201
                 Provision charged to operations                                  310,000           440,000
                 Recoveries of charged off loans                                  305,935            85,996
                 Loans charged off                                               (184,147)         (137,834)
                                                                       -------------------------------------
                 Balance, end of period                                        $5,020,784        $4,189,363
                                                                       =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at June 30, 1998 and December 31, 1997. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                                6/30/98           12/31/97
                                                                      -------------------------------------
                Nonaccrual loans                                                $835,220          $228,674
                Loans past due ninety days or more                                19,961                 0
                Other real estate owned                                          202,000           187,000
                                                                      -------------------------------------
                Total nonperforming assets                                    $1,057,181          $415,674
                                                                      =====================================

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At June 30, 1998, impaired loans had a related specific allowance for loan losses totaling $56,000. Non-accrual loans at June 30, 1998 include a loan for $272,068, which is expected to be paid in full by December 31, 1998 from an estate settlement. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 1998.


NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes are summarized as follows:


                                                                                              6/30/98           12/31/97
                                                                                         -------------------------------------
                Parent Company:
                  8.60% subordinated notes due in 2003 (a)                                       $5,000,000        $5,000,000
                  7.89% subordinated notes due in 2006 (a)                                        6,000,000         6,000,000
                                                                                         -------------------------------------
                     Total                                                                      $11,000,000       $11,000,000
                                                                                         -------------------------------------

                Subsidiaries:
                  5.71% Federal Home Loan Bank advance due in 1998                                5,000,000         5,000,000
                  5.48% Federal Home Loan Bank advance due in 1999                                3,000,000         3,000,000
                  6.08% Federal Home Loan Bank advance due in 2000                                5,000,000         5,000,000
                  5.66% Federal Home Loan Bank advance due in 2002                                5,000,000         5,000,000
                  7.21% Federal Home Loan Bank advance due in 2005                                5,000,000         5,000,000
                  5.51% Federal Home Loan Bank advance due in 2008                                5,000,000                 0
                                                                                         -------------------------------------
                     Total                                                                       28,000,000        23,000,000
                                                                                         -------------------------------------
                Total long-term debt and subordinated notes                                     $39,000,000       $34,000,000
                                                                                         =====================================

               (a) Debt qualifies for inclusion in the determination of total capital under the Risk-Based Capital Guidelines.


               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to June 30, 1998 is $5,000,000 in 1998, $3,000,000 in 1999, $5,000,000 in 2000, $5,000,000 in
               2002, $5,000,000 in 2003, and $16,000,000 there after.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

               In accordance with SFAS No. 128, the calculation of net income per share - basic and net income per share - diluted at June 30 is presented below:

                                                                                     1998                1997
                                                                              ---------------------------------------
                Net income per share - basic computation
                     Net income                                                        $3,423,309         $2,849,116
                     Income available to common shareholders                           $3,423,309         $2,849,116
                                                                              =======================================
                     Average common shares outstanding                                  3,887,347          3,839,010
                       Unallocated ESOP Shares                                            (51,335)           (62,875)
                                                                              ---------------------------------------
                     Average common shares outstanding - basic                          3,836,012          3,776,135
                                                                              =======================================
                     Net income per share - basic                                           $0.89              $0.75
                                                                              =======================================

                Net income per share - diluted computation
                     Income available to common shareholders                           $3,423,309         $2,849,116
                                                                              =======================================
                     Average common shares outstanding - basic                          3,836,012          3,776,135
                     Incremental shares from assumed conversions:
                       Stock Options                                                      248,292            249,309
                                                                              ---------------------------------------
                     Average common shares outstanding - diluted                        4,084,304          4,025,444
                                                                              ---------------------------------------
                     Net income per share - diluted                                         $0.84              $0.71
                                                                              =======================================


                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 7:  OTHER MATTERS

               At June 30, 1998, outstanding standby letters of credit totaled $5,779,258.

               For the six months ended June 30, 1998 and 1997, the Corporation paid interest of $11,371,341 and $9,015,565 respectively. The Corporation paid $1,828,018 in income taxes during the six months ended June 30, 1998 and $1,426,027 during the same period in 1997.

ITEM 2.   Management's Discussion and Analysis


         Certain of the information included in this discussion contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation, based on management's belief and information currently available to management. Such forward-looking statements are subject to risks, uncertainties and assumptions. Actual results may vary materially from those anticipated, estimated, projected, or expected. Among the factors that may cause variations from such forward-looking statements are fluctuations in the economy, especially in the Corporation's market areas; changes in the interest rate environment; the Corporation's ability to realize anticipated cost savings relating to pending acquisitions; the Corporation's success in assimilating acquired operations in the Corporation's culture, including its ability to instill Anchor's credit culture into acquired operations; the continued growth of the markets in which the Corporation operates; and the enactment of legislation impacting the Corporation.


Net Income

         Net income for the second quarter of 1998 totaled $1,948,716, or $0.48 per diluted share, before pretax charges of $171,652 ($168,053 after taxes) associated with the acquisition of ComSouth and M&M Financial. Excluding nonrecurring merger expenses, net income and earnings per diluted share for the quarter ended June 30, 1998, increased 28.7% and 26.5%, respectively, from the second quarter of 1997. Including the effect of the merger expenses, net income totaled $1,780,663, or $0.44 per diluted share, for the quarter ended June 30, 1998, compared to $1,514,457, or $0.38 per diluted share earned in the same period of 1997. Remaining integration charges of $3.8 million, pretax, are expected to be taken later in 1998, primarily in the third quarter of the year.

         The primary factors affecting the increase in net income for the second quarter of 1998 were an increase of $747,127 in net interest income, an increase in noninterest income of $368,705, and a decrease in the provision for loan losses of $140,000. These positive factors were partially offset by increases in noninterest expense of $542,854 and the provision for income taxes of $278,719, excluding nonrecurring merger related expenses and tax effect.

         Net income for the six months ended June 30, 1998 was $3,591,362 or $0.88 per diluted share, before pretax merger charges of $171,652. Excluding nonrecurring merger expenses, net income and earnings per diluted share for the first six months of 1998, increased 26.1% and 24.2%, respectively, from the same period in 1997. Including the effect of the merger expenses, net income totaled $3,423,309, or $0.84 per diluted share, for the first six months of 1998, compared to $2,849,116, or $0.71 per diluted share earned in the same period of 1997.

         The primary factors affecting the increase in net income for the first six months of 1998 were increases of $1,608,737 in net interest income, $423,365 in noninterest income, and a decrease in the provision for loan losses of $130,000. These positive factors were partially offset by increases in noninterest expense of $962,046 and the provision for income taxes of $457,810, excluding nonrecurring merger related expenses and tax effect.

         For the quarter ended June 30, 1998, return on average assets and return on average equity, excluding nonrecurring merger expenses, were 1.26% and 19.12%, respectively, compared to prior year ratios of 1.15% and 17.49%. For the six months ended June 30, 1998, return on average assets and return on average equity, excluding nonrecurring merger expenses, were 1.20% and 18.06%, respectively, compared to prior year ratios of 1.11% and 16.80%.

         The Corporation will continue to incur charges arising from merger transactions (Note 2 to the unaudited interim consolidated financial statements), and the Corporation will incur costs related to the integration of the acquired entities into the Corporation. Anticipated charges would normally include, but not be limited to, legal and accounting fees, financial advisory fees, early retirement and involuntary separation benefits, cancellation of vendor contracts, system conversions and other software costs, training, and other similar costs.


Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $6,594,502 for the second quarter of 1998, an increase of $747,127 or 12.8% from the $5,847,375 reported for the same period in 1997. This increase was attributed to the increased volume of earning assets during the period since the tax equivalent net yield on earning assets decreased from 4.86% in 1997 to 4.62% in 1998. The increased volume of earning assets was primarily the result of continued quality loan demand and strong deposit growth during the period.

         Interest income was up $1,606,644 or 15.1% for the quarter ended June 30, 1998 compared with the same period in 1997. The increase was due to growth in the volume of earning assets since the yield on earning assets decreased from 8.83% in 1997 to 8.57% in 1998. Average interest earning assets for the second quarter of 1998 increased $90.1 million or 18.6% from the second quarter of 1997. Average loans increased $59.2 million or 15.8% and average investment securities increased $19.5 million or 18.0% for the second quarter of 1998 compared with the same period in 1997. Average interest earning assets represented 92.6% of average total assets during the second quarter of 1998 compared with 91.6% in 1997. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 76.9% in 1997 to 75.2% in 1998.

         Interest expense increased $859,517 or 17.9% for the quarter ended June 30, 1998 compared with the same period in 1997. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and a higher rate paid on average interest-bearing liabilities, which increased from 4.74% for the three months ended June 30, 1997 to 4.80% for the same period in 1998. Average interest-bearing liabilities increased $66.6 million or 16.4% for the second quarter of 1998 compared with the same period in 1997. Average interest-bearing liabilities represented 82.3% of funding sources during the second quarter of 1998 compared with 83.8% in 1997.

         For the six months ended June 30, 1998, net interest income increased $1,608,737 or 14.3% from the same period in 1997. The primary reason for this increase was the increased volume of earning assets during the period since the tax equivalent net yield on earning assets decreased from 4.83% for the first six months of 1997 to 4.66% for the same period in 1998. The increased volume of earning assets was primarily the result of quality loan demand during the period.

         Interest income increased $3,452,291 or 16.8% for the six months ended June 30, 1998 compared with the same period in 1997. Higher volume of average interest-earning assets, offset by a decrease in the yield of earning assets accounted for this increase. Average interest-earning assets for the first six months of 1998 increased $87.5 million or 18.5% compared with the same period in 1997. The yield of earning assets for the first six months of the year decreased from 8.79% in 1997 to 8.66% in 1998. The yield on average investment securities improved 15 basis points from a year earlier, but was offset by a 19 basis point decline in average loan yield, which accounted for most of the decrease in the yield of earning assets. Average loans increased $65.8 million or 18.1% and average investment securities increased $16.0 million or 15.1% for the six months ended June 30, 1998 compared with the same period in 1997. Average interest-earning assets represented 92.6% of average total assets during the six months ended June 30, 1998 versus 91.6% in 1997. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 76.9% in 1997 to 76.6% in 1998.

         Interest expense increased $1,843,554 or 19.8% for the six months ended June 30, 1998 compared with the same period in 1997. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and a higher rate paid on these funds during the period. Average interest-bearing liabilities increased $67.7 million or 17.0% for the six months ended June 30, 1998 compared with the same period in 1997. Growth in average prime money market deposits and average time deposits accounted for most of this increase. The rate paid on average interest-bearing liabilities increased from 4.70% for the six months ended June 30, 1997 to 4.82% in 1998. Average interest-bearing liabilities represented 83.2% of funding sources during the six months ended June 30, 1998 compared with 84.3% in 1997.

Provision for Loan Losses

         A $100,000 provision for loan losses was made during the second quarter of 1998 compared with a provision of $240,000 in 1997. The provision for loan losses for the six months ended June 30, 1998 was $310,000 versus $440,000 for the same period in 1997. The decrease in the provision for loan losses for the second quarter and the six months ended June 30, 1998 was primarily due to the recovery of a debt previously charged off of $409,902 and softening of loan demand during the second quarter.

         Nonperforming assets at June 30, 1998 totaled $1,057,181, compared with $378,570 reported at the same time last year. Although nonperforming loans rose, management believes the Corporation remains adequately secured in these loans and does not anticipate any significant losses from them. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.25% at June 30, 1998 compared with 0.10% at June 30, 1997. At June 30, 1998 and 1997 the ratio of annualized net charge-offs (recoveries) to average loans was (0.06)% and 0.03% respectively.

         The reserve for loan losses at June 30, 1998 and December 31, 1997 represented 1.18% and 1.10% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at June 30, 1998 is adequate to cover potential losses in the portfolio.


Noninterest Income

         Noninterest income for the second quarter of 1998 was up $368,705 or 35.0% from the same period in 1997. The primary factors attributing to this increase were increases in mortgage banking income of $141,017 or 332.8%, other operating income of $121,349 or 125.3%, trust income of $42,703 or 46.7%, service charges on deposit accounts of $36,325 or 7.5%, and commissions and fees of $27,311 or 8.1%.

         Noninterest income for the six months ended June 30, 1998 increased $423,365 or 20.1% from the same period in 1997. The primary factors attributing to this increase were increases in mortgage banking income of $158,241 or 132.9%, trust income of $66,973 or 46.1%, other operating income of $53,490 or 20.0%, commissions and fees of $72,867 or 12.1%, and service charges on deposit accounts of $71,794 or 7.4%.

         The increase in mortgage banking income resulted from increased volume of loan originations due to the favorable interest rate environment and the Corporation's expansion of its mortgage origination program. Trust revenue continues to benefit from increased sales efforts and favorable conditions in the Corporation's expanding markets. Other operating income rose primarily due to the recovery of fees associated with a troubled loan that was recovered. The growth in commissions and fees resulted primarily from credit card-related revenues and investment fee income. Service charges on deposit account revenues increased primarily due to growth in insufficient funds charges.


Noninterest Expense

         Noninterest expense, excluding pretax merger costs of $171,652, for the second quarter of 1998 increased $542,854 or 12.5% from the same period in 1997. The primary factors contributing to this increase were increases in salaries and employee benefits of $391,358 or 16.5%, net occupancy expense of $31,176 or 9.4%, equipment expense of $28,709 or 8.8%, and a slight increase in other operating expense.

         For the six months ended June 30, 1998, noninterest expense, excluding pretax merger costs of $171,652, increased $962,046 or 11.3% from the same period in 1997. The primary factors contributing to this increase were increases in salaries and employee benefits of $746,226 or 16.0%, net occupancy expense of $57,965 or 8.9%, equipment expense of $52,867 or 8.1%, and a slight increase in other operating expense.

         New personnel and growth in retirement savings benefits expense accounted for most of the growth in salaries and employee benefits. The staffing cost increases were largely due to the opening of a new branch office in Charleston, South Carolina during the second quarter of 1997, and expansion of sales-related positions in growing market areas.

         Net occupancy expense increased largely due to higher building depreciation and rent expense. The Corporation purchased a new operations center in Conway, South Carolina during the third quarter of 1997. The lease on the branch office opened in Charleston, South Carolina accounted for most of the growth in rent expense. Equipment expense increased primarily due to higher maintenance costs and furniture and equipment depreciation.


Income Taxes

         The provision for income taxes, excluding the tax expense of $3,599 associated with nonrecurring merger-related costs, for the second quarter of 1998 increased $278,719 or 34.6% from the same period in 1997. For the six months ended June 30, 1998, the provision, excluding the aforementioned tax effect, increased $457,810 or 29.3% from the same period in 1997. The provision for income taxes increased in 1998 primarily due to higher income before taxes since tax rates remained approximately the same as 1997.

Financial Position

         For the six months ended June 30, 1998, average total assets increased 17.2% while average loans increased 18.1% and average deposits increased 15.0% from the same period in 1997.

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

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $28,000,000 at June 30, 1998 compared with $23,000,000 at December 31, 1997.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at June 30, 1998 and December 31, 1997 being 6.6%. At June 30, 1998 and December 31, 1997, the total risk-based capital ratio was 12.4%, and the leverage ratio was 6.6%.


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

         On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Corporation's results of operations or its financial position.



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

      (b) A report on Form 8-K dated May 1, 1998 was filed with the Securities and Exchange Commission on May 5, 1998. On May 1, 1998 Anchor Financial Corporation (the "Corporation") and M&M Financial Corporation ("M&M Financial"), parent company of First National South and headquartered in Marion, South Carolina, announced the signing of a letter of intent to merge. The proposed merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of
                  0.87 shares of Anchor Financial Corporation common stock for each outstanding share of M&M Financial common stock.

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




Date:  August 6, 1998
                                       18