Form 10-Q
period 1998-09-30
ANCHOR FINANCIAL CORP
filed 1998-11-17
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998     Commission file number 0-13759
                      ------------------                            -------



                          ANCHOR FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



        South Carolina                                          57-0778015
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)



   2002 Oak St., Myrtle Beach, S. C.                               29577
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code  (843) 448-1411


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at November 10, 1998
 -------------------------------------         --------------------------------
    (Common stock, no par value)                           6,487,148

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                    PAGE NO.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet - September 30, 1998
          and December 31, 1997                                        1

          Consolidated Statement of Income - Three months and
          Nine months ended September 30, 1998 and 1997                2

          Consolidated Statement of Changes in Stockholders' Equity
          and Comprehensive Income - Nine months ended
          September 30, 1998 and 1997                                  3

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1998 and 1997                4

          Notes to Consolidated Financial Statements                   5-9

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                10-17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk    17


Part II - Other Information

Item 1 - Legal Proceedings                                             18
Item 2 - Changes in Securities                                         18
Item 3 - Defaults Upon Senior Securities                               18
Item 4 - Submission of Matters to a Vote of Security-Holders           18
Item 5 - Other Information                                             19
Item 6 - Exhibits and Reports on Form 8-K                              19

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheet


                                                                                 September 30,                December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     1998                         1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                       *
ASSETS
  Cash and due from banks                                                 $            40,107,904    $               42,468,726
  Interest-bearing balances due from banks                                              2,717,662                     2,484,148
  Federal funds sold                                                                    8,960,000                     6,820,000
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $20,982,470
      in 1998 and $32,064,460 in 1997)                                                 20,747,334                    31,900,798
    Available-for-sale, at fair value (amortized cost of $204,670,556
      in 1998 and  $162,708,263 in 1997)                                              207,386,045                   163,715,485
--------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                         228,133,379                   195,616,283
--------------------------------------------------------------------------------------------------------------------------------

  Loans                                                                               703,170,491                   665,721,738
    Less - unearned income                                                               (141,997)                     (118,632)
         - allowance for loan losses                                                   (8,244,573)                   (7,321,491)
--------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                           694,783,921                   658,281,615
--------------------------------------------------------------------------------------------------------------------------------

  Premises and equipment                                                               21,471,467                    22,541,857
  Other assets                                                                         15,737,993                    17,493,276
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                                              $         1,011,912,326    $              945,705,905
================================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                     $           160,057,787    $              143,634,657
      NOW and money market accounts                                                   358,130,041                   340,748,137
      Time deposits $100,000 and over                                                  91,197,412                   119,760,142
      Other time and savings deposits                                                 260,375,328                   202,719,297
--------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    869,760,568                   806,862,233
    Federal funds purchased and securities
     sold under agreements to repurchase                                               16,547,664                    15,008,480
    Other short-term borrowings                                                         2,080,478                     7,168,079
    Long-term debt                                                                     32,500,000                    33,000,000
    Subordinated notes                                                                 11,000,000                    11,000,000
    Other liabilities                                                                   8,358,566                     6,467,057
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                   940,247,276                   879,505,849
--------------------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, no par value; 50,000,000 shares
      authorized; shares issued and outstanding - 6,477,008
      in 1998 and 6,430,694 in 1997                                                    46,762,292                    45,894,798
    Retained earnings                                                                  23,550,057                    19,918,423
    Accumulated other comprehensive income, net of tax                                  1,772,701                       913,460
    Unearned ESOP shares                                                                 (420,000)                     (526,625)
--------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           71,665,050                    66,200,056
--------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                $         1,011,912,326    $              945,705,905
================================================================================================================================

* Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)


                                                     Three months ended September 30,         Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                             1998               1997               1998                1997
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                       $       16,279,215  $      15,000,318   $    48,679,090    $     42,420,632
  Interest on investment securities:
    Taxable                                                 3,456,010          2,849,563         9,417,670           8,260,653
    Non-taxable                                               117,364            118,988           358,898             368,413
  Other interest income                                       448,747             72,733         1,235,490             344,460
-------------------------------------------------------------------------------------------------------------------------------
                Total interest income                      20,301,336         18,041,602        59,691,148          51,394,158
-------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                      8,364,544          7,238,402        24,608,170          20,354,181
  Interest on short-term borrowings                           172,045            197,887           539,214             724,359
  Interest on long-term borrowings                            553,014            432,523         1,709,237           1,240,205
  Interest on subordinated notes                              234,041            234,041           696,906             696,906
-------------------------------------------------------------------------------------------------------------------------------
                Total interest expense                      9,323,644          8,102,853        27,553,527          23,015,651
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                        10,977,692          9,938,749        32,137,621          28,378,507
Provision for loan losses                                   1,409,000            469,000         2,372,000           1,192,000
-------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses         9,568,692          9,469,749        29,765,621          27,186,507
-------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                         920,771            994,287         2,777,126           2,682,989
  Commissions and fees                                        640,712            527,163         1,541,166           1,320,652
  Trust income                                                 99,539             63,172           311,860             208,520
  Gains on sales of mortgage loans                            380,444            195,183         1,124,083             545,938
  Gains on sales of securities                                 19,852              4,013            19,852               4,013
  Other operating income                                      175,624             87,389           585,051             591,535
-------------------------------------------------------------------------------------------------------------------------------
                Total noninterest income                    2,236,942          1,871,207         6,359,138           5,353,647
-------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            5,779,034          4,084,072        14,794,541          11,781,623
  Net occupancy expense                                       608,528            575,575         1,732,787           1,592,151
  Equipment expense                                           622,888            692,203         1,662,431           1,720,098
  Other operating expense                                   4,236,719          2,078,819         8,901,935           6,572,940
-------------------------------------------------------------------------------------------------------------------------------
                Total noninterest expense                  11,247,169          7,430,669        27,091,694          21,666,812
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    558,465          3,910,287         9,033,065          10,873,342
Provision for income taxes                                    683,777          1,386,791         3,705,065           3,860,470
-------------------------------------------------------------------------------------------------------------------------------

Net (loss) income                                  $         (125,312) $       2,523,496   $     5,328,000    $      7,012,872
===============================================================================================================================

Net (loss) income per share - basic                $            (0.02) $            0.40   $          0.83    $           1.11
===============================================================================================================================
Net (loss) income per share - diluted              $            (0.02) $            0.38   $          0.79    $           1.05
===============================================================================================================================

Weighted average common shares outstanding - basic          6,422,605          6,316,075         6,410,995           6,311,584
===============================================================================================================================
Weighted average common shares outstanding - diluted        6,422,605          6,694,799         6,734,681           6,661,653
===============================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
Nine Months ended September 30, 1998 and September 30, 1997
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                     other         Unearned         Total
                                               Common Stock         Retained     comprehensive       ESOP       stockholders'
                                            Shares      Amount      earnings     income (loss)      shares          equity
                                          --------------------------------------------------------------------------------------

Balance at December 31, 1996               6,379,811  $44,830,639  $12,222,045          $235,470     ($633,250)     $56,654,904
Comprehensive Income
  Net income                                                         7,012,872                                        7,012,872
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                                            303,537                        303,537
                                                                                                               -----------------
Total Comprehensive Income                                                                                            7,316,409
                                                                                                               -----------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan                   5,451      134,233      (10,902)                                         123,331
  Stock Option Plan                           11,361       86,081       (3,999)                                          82,082
Fractional shares paid in stock split            (21)        (123)        (782)                                            (905)
Change in unearned ESOP shares                             84,540       19,958                         (27,000)          77,498
Cash dividends ($0.28 per share)                                    (1,557,805)                                      (1,557,805)
                                          --------------------------------------------------------------------------------------
Balance at September 30, 1997              6,396,602  $45,135,370  $17,681,387          $539,007     ($660,250)     $62,695,514
                                          ======================================================================================


Balance at December 31, 1997               6,430,694  $45,894,798  $19,918,423          $913,460     ($526,625)     $66,200,056
Comprehensive Income
  Net income                                                         5,328,000                                        5,328,000
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                                            859,241                        859,241
                                                                                                               -----------------
Total Comprehensive Income                                                                                            6,187,241
                                                                                                               -----------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan                   7,483      295,067                                                       295,067
  Stock Option Plan                           39,258      294,705                                                       294,705
Fractional shares paid in acquistions           (427)                  (15,718)                                         (15,718)
Change in unearned ESOP shares                            277,722       20,947                        106,625           405,294
Cash dividends ($0.36 per share)                                    (1,701,595)                                      (1,701,595)
                                          --------------------------------------------------------------------------------------
Balance at September 30, 1998              6,477,008  $46,762,292  $23,550,057        $1,772,701    ($420,000)      $71,665,050
                                          ======================================================================================













The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Nine Months ended September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            1998                  1997
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                         $      5,328,000    $           7,069,294
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                      (226,095)                 (51,231)
    Depreciation of premises and equipment                                                  1,557,111                1,541,053
    Amortization of intangible assets                                                         417,908                  264,293
    Provision for loan losses                                                               2,372,000                1,192,000
    Gains on sales of investment securities                                                   (19,852)                 (60,434)
    Gains on sales of mortgage loans                                                       (1,085,684)                (181,698)
    Losses (gains) on sales of premises and equipment                                           8,814                  (13,873)
    Change in interest receivable                                                             256,122                  (20,909)
    Change in interest payable                                                               (289,943)                  82,311
    Change in accrued expenses                                                              2,181,452                1,380,703
    Change in other assets                                                                  1,194,412                 (634,810)
    Origination of mortgage loans held for sale                                           (25,984,360)              (7,829,894)
    Proceeds from sales of mortgage loans held for sale                                    25,969,911                9,102,292
    Net change in unearned ESOP shares                                                        405,294                   77,499
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  12,085,090               11,916,596
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                                                0               (6,963,544)
  Proceeds from maturities of investment securities held-to maturity                       11,153,464                8,153,485
  Purchase of investment securities available-for-sale                                    (95,245,666)             (43,884,870)
  Proceeds from sales of investment securities available-for-sale                           3,843,205                9,011,902
  Proceeds from maturities of investment securities available-for-sale                     47,731,901               19,393,512
  Net change in loans                                                                     (36,778,883)             (96,764,787)
  Capital expenditures                                                                     (1,024,159)              (2,530,963)
  Proceeds from the sale of premises and equipment                                            528,624                   15,200
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (69,791,514)            (113,570,065)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                                   62,898,335              109,147,449
  Net change in federal funds purchased and securities
    sold under agreements to repurchase                                                     1,539,184               (8,957,994)
  Net change in other short-term borrowings                                                (3,898,434)               1,011,916
  Proceeds from issuance of long-term debt                                                          0               10,000,000
  Repayment of long-term debt                                                              (1,689,167)                       0
  Proceeds from issuance of stock in accordance with:
    Stock Option Plan                                                                         291,806                  123,331
    Dividend Reinvestment Plan                                                                294,705                   81,745
  Cash dividends paid                                                                      (1,701,595)              (1,557,805)
  Fractional shares paid                                                                      (15,718)                    (567)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  57,719,116              109,848,075
-------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                        12,692                8,194,606
Cash and cash equivalents at January 1                                                     51,772,874               47,519,033
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                            $     51,785,566    $          55,713,639
===============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:         BASIS OF PRESENTATION

                The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation (the "Corporation") and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1997. Amounts for all periods presented have been restated to reflect the acquisitions of ComSouth Bankshares, Inc. ("ComSouth") and M&M Financial Corporation ("M&M Financial") under the pooling of interests method of accounting.

                The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:         ACQUISITIONS

                On August 31, 1998, The Corporation completed mergers with ComSouth and M&M Financial. The acquisition of ComSouth was accounted for as a pooling of interests and provided for a tax-free exchange of 0.75 shares of Anchor common stock for each outstanding share of ComSouth common stock. The acquisition of M&M Financial was also accounted for as a pooling of interests and provided for a tax-free exchange of 0.87 shares of Anchor common stock for each outstanding share of M&M Financial common stock.

                As a result of the mergers, Anchor Financial became the parent company of the Bank of Charleston, NA, the Bank of Columbia, NA, and First National South. On October 16, 1998, the Bank of Charleston, NA, and the Bank of Columbia, NA, were merged with The Anchor Bank. On November 20, 1998, First National South will be merged into The Anchor Bank.

                Separate results of operations of M&M Financial and ComSouth for the periods prior to the consolidation are presented in the following table:

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                          M&M (3)         ComSouth         Anchor        Combined
       ---------------------------------------------------------------------------------------------------------------
       Three months ended September 30, 1998
       (unaudited)
            Net interest income (1)                         $1,130,776      $1,692,323     $8,154,593     $10,977,692
            Net income (1)                                      16,356        (244,962)       103,294        (125,312)

       Three months ended September 30, 1997
       (unaudited)
            Net interest income                             $1,093,317      $1,516,500     $7,328,932      $9,938,749
            Net income                                         220,988         384,485      1,918,023       2,523,496

       Nine months ended September 30, 1998
       (unaudited)
            Net interest income (2)                         $4,624,453      $6,477,635    $21,035,533     $32,137,621
            Net income (2)                                     836,028       1,177,764      3,314,208       5,328,000

       Nine months ended September 30, 1997
       (unaudited)
            Net interest income                             $4,170,568      $5,673,059    $18,534,880     $28,378,507
            Net income                                         816,097       1,429,659      4,767,116       7,012,872
       ---------------------------------------------------------------------------------------------------------------

                (1) Net interest income and net income for the quarter ended September 30, 1998 for M&M Financial and ComSouth include two months of earnings due to the consummation of the mergers on August 31, 1998.

                (2) Net interest income and net income for the nine months ended September 30, 1998 for M&M Financial and ComSouth include eight months of earnings due to the consummation of the mergers on August 31, 1998.

                (3) For the nine months ended September 30, 1998 and 1997 eliminations were made for $212,392 and $56,422, respectively for the gains M&M Financial realized on the sale of Anchor common stock.


                On September 24, 1998, Anchor Financial entered into a definitive agreement to acquire Bailey Financial Corporation ("Bailey Financial"), parent company of M.S. Bailey & Son, Bankers and The Saluda County Bank in Clinton, South Carolina. The merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 16.32 shares of Anchor Financial common stock for each outstanding share of Bailey Financial common stock. The acquisition is subject to approval of shareholders of Bailey Financial and regulatory approvals.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                The transaction is expected to be completed in the first quarter of 1999. After consummation of the merger, The Saluda County Bank will be merged into M.S. Bailey & Son, Bankers, which will operate as a subsidiary of the Corporation.


NOTE 3:         RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the nine months ended September 30, 1998 and 1997 is summarized as follows:

                                                                              1998              1997
                                                                       -------------------------------------
                 Balance, beginning of year                                  $7,321,491        $6,630,958
                 Provision charged to operations                              2,372,000         1,192,000
                 Recoveries of charged off loans                                517,135           274,568
                 Loans charged off                                           (1,966,053)         (385,560)
                                                                       -------------------------------------

                 Balance, end of period                                      $8,244,573        $7,711,966
                                                                       =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at September 30, 1998 and December 31, 1997. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                           9/30/98           12/31/97
                                                                      -------------------------------------
                Nonaccrual loans                                                $817,270          $789,766
                Loans past due ninety days or more                               124,526            77,673
                Other real estate owned                                          535,196           187,000
                                                                      -------------------------------------
                Total nonperforming assets                                    $1,476,992        $1,054,439
                                                                      =====================================

               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At September 30, 1998, impaired loans had a related specific allowance for loan losses totaling $6,000. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 1998.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes are summarized as follows:

                                                                                          9/30/98           12/31/97
                                                                                   -------------------------------------
                Parent Company:
                  8.60% subordinated notes due in 2003 (a)                                   $5,000,000       $5,000,000
                  7.89% subordinated notes due in 2006 (a)                                    6,000,000        6,000,000
                                                                                    -------------------------------------
                     Total                                                                  $11,000,000      $11,000,000
                                                                                    -------------------------------------

                Subsidiaries:
                  5.70% Federal Home Loan Bank advance due in 1998                          $         0       $5,000,000
                  5.71% Federal Home Loan Bank advance due in 1998                            5,000,000        5,000,000
                  5.48% Federal Home Loan Bank advance due in 1999                            3,000,000        3,000,000
                  6.08% Federal Home Loan Bank advance due in 2000                            5,000,000        5,000,000
                  5.66% Federal Home Loan Bank advance due in 2002                            5,000,000        5,000,000
                  6.19% Federal Home Loan Bank advance due in 2002                            4,500,000        5,000,000
                  7.21% Federal Home Loan Bank advance due in 2005                            5,000,000        5,000,000
                  5.51% Federal Home Loan Bank advance due in 2008                            5,000,000                0
                                                                                    -------------------------------------
                     Total                                                                   32,500,000       33,000,000
                                                                                    -------------------------------------
                  Total long-term debt and subordinated notes                               $43,500,000      $44,000,000
                                                                                    =====================================

               (a) Debt qualifies for inclusion in the determination of total capital under the Risk- Based Capital Guidelines.

               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to September 30, 1998 is $5,000,000 in 1998, $3,000,000 in 1999, $5,000,000 in 2000,
               $9,500,000 in 2002,  $5,000,000 in 2003,  and  $16,000,000  there after.


NOTE 6:        EARNINGS PER SHARE DATA

               Earnings per share - basic is computed by dividing net income by the weighted average number of shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



               stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted average shares outstanding.

               In accordance with SFAS No. 128, "Earnings Per Share," the calculation of net income (loss) per share - basic and net income
               (loss) per share - diluted, including the effect of nonrecurring charges, for the three and nine months ended September 30 is presented below:

                                                                  Three months ended               Nine months ended
                                                                    September 30,                    September 30,
                                                             -----------------------------    ----------------------------
                                                                  1998          1997              1998          1997
                                                             -----------------------------    ----------------------------
     Net income per share - basic computation
          Net (loss) income                                       ($125,312)   $2,523,496        $5,328,000    $7,012,872
          Income available to common shareholders                 ($125,312)   $2,523,496        $5,328,000    $7,012,872
                                                             =============================    ============================
          Average common shares outstanding                       6,473,940     6,379,322         6,462,330     6,374,831
            Unallocated ESOP Shares                                 (51,335)      (63,247)          (51,335)      (63,247)
                                                             -----------------------------    ----------------------------
          Average common shares outstanding - basic               6,422,605     6,316,075         6,410,995     6,311,584
                                                             =============================    ============================
          Net (loss) income per share - basic                        ($0.02)        $0.40             $0.83         $1.11
                                                             =============================    ============================

     Net income per share - diluted computation
          Income available to common shareholders                 ($125,312)   $2,523,496        $5,328,000    $7,012,872
                                                             =============================    ============================
          Average common shares outstanding - basic               6,422,605     6,316,075         6,410,995     6,311,584
          Incremental shares from assumed conversions:
            Stock Options                                                 0       378,724           323,686       350,069
                                                             -----------------------------    ----------------------------
          Average common shares outstanding - diluted             6,422,605     6,694,799         6,734,681     6,661,653
                                                             =============================    ============================
          Net (loss) income per share - diluted                      ($0.02)        $0.38             $0.79         $1.05
                                                             =============================    ============================


NOTE 7:        OTHER MATTERS

               At September 30, 1998, outstanding standby letters of credit totaled $7,820,418.

               For the nine months ended September 30, 1998 and 1997, the Corporation paid interest of $27,843,469 and $22,945,033 respectively. The Corporation paid $4,461,251 in income taxes during the nine months ended September 30, 1998 and $3,760,615 during the same period in 1997.

ITEM 2.   Management's Discussion and Analysis


         Certain information included in this discussion contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation, based on management's belief and information currently available to management. Such forward-looking statements are subject to risks, uncertainties and assumptions. Actual results may vary materially from those anticipated, estimated, projected, or expected. Among the factors that may cause variations from such forward-looking statements are fluctuations in the economy, especially in the Corporation's market areas; changes in the interest rate environment; the Corporation's ability to realize anticipated cost savings relating to pending acquisitions; the Corporation's success in assimilating acquired operations in the Corporation's culture, including its ability to instill the Corporation's credit culture into acquired operations; the continued growth of the markets in which the Corporation operates; and the enactment of legislation impacting the Corporation.


Net Income

         Net income for the third quarter of 1998 totaled $2,797,224, or $0.41 per diluted share, before pretax charges of $3,914,259 ($2,922,536 after taxes) associated with the acquisitions of ComSouth and M&M Financial. Excluding these nonrecurring charges, net income and earnings per diluted share for the quarter ended September 30, 1998, increased 10.9% and 9.0% respectively, from the third quarter of 1997. Including the effect of the nonrecurring charges, the Corporation incurred a net loss of $125,312, or $0.02 per diluted share, for the quarter ended September 30, 1998, compared to net income of $2,523,495, or $0.38 per diluted share earned in the same period of 1997.

         The primary factors affecting the increase in net income, before nonrecurring charges, for the third quarter of 1998 were an increase of $1,038,943 in net interest income, and an increase in noninterest income of $365,735. These positive factors were partially offset by increases in noninterest expense of $702,241, the provision for income taxes of $288,706, and the provision for loan losses of $140,000.

         Net income for the nine months ended September 30, 1998 was $8,507,641 or $1.33 per diluted share, before pretax nonrecurring charges of $4,174,964. Excluding these nonrecurring charges, net income and earnings per diluted share for the first nine months of 1998 increased 21.3% and 19.4%, respectively, from the same period in 1997. Including the effect of the nonrecurring charges, net income totaled $5,328,000, or $0.83 per diluted share, for the first nine months of 1998, compared to $7,012,872, or $1.05 per diluted share earned in the same period of 1997.

         The primary factors affecting the increase in net income for the first nine months of 1998 were increases of $3,759,114 in net interest income and $1,005,491 in noninterest income. These positive factors were partially offset by increases in noninterest expense of $2,049,918, the provision for income taxes of $839,918, and provision for loan losses of $380,000.

         For the quarter ended September 30, 1998, return on average assets and return on average equity, excluding nonrecurring charges, were 1.09% and 15.52%, respectively, compared to prior year ratios of 1.13% and 16.17%. For the nine months ended September 30, 1998, return on average assets and return on average equity, excluding nonrecurring charges, were 1.14% and 16.09%, respectively, compared to prior year ratios of 1.11% and 15.65%, respectively.

         During the nine months ended September 30, 1998, the Corporation incurred $1,410,179, before tax effect, in legal, accounting, and financial advisory fees arising from the mergers with ComSouth and M&M Financial (See Note 2 to the unaudited interim consolidated financial statements). Restructuring charges, which include, but are not limited to, employment agreements, involuntary separation benefits, system conversions and other software and equipment costs, and training totaled $2,764,785, before tax effect.


Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $10,977,692 for the third quarter of 1998, an increase of $1,038,943 or 10.5% from the $9,938,749 reported for the same period in 1997. This increase was attributed to the increased volume of earning assets during the period since the tax equivalent net yield on earning assets decreased from 4.86% in 1997 to 4.62% in 1998. The increased volume of earning assets was primarily the result of continued quality loan demand and strong deposit growth during the period. The decrease in the net yield on earning assets was primarily due to a lower yield on earning assets during the period.

         Interest income was up $2,259,734 or 12.5% for the quarter ended September 30, 1998 compared with the same period in 1997. The increase was due to growth in the volume of earning assets since the yield on earning assets decreased from 8.78% in 1997 to 8.50% in 1998. Average interest earning assets for the third quarter of 1998 increased $133.6 million or 16.3% from the third quarter of 1997. Average loans increased $69.4 million or 11.1% and average investment securities increased $37.4 million or 19.7% for the third quarter of 1998 compared with the same period in 1997. Average interest earning assets represented 93.3% of average total assets during the third quarter of 1998 compared with 92.6% in 1997. The yield on earning assets decreased because the yield on loans decreased from 9.16% in 1997 to 9.04% in 1998. Also, the composition of earning assets was less favorable during 1998. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 76.3% in 1997 to 72.9% in 1998.

         Interest expense increased $1,220,791 or 15.1% for the quarter ended September 30, 1998 compared with the same period in 1997. The increase in
interest   expense   was  due  to  an   increase   in  the   volume  of  average
interest-bearing liabilities since the rate paid on average interest-bearing liabilities decreased slightly from 4.76% for the three months ended September 30, 1997 to 4.75% for the same period in 1998. Average interest-bearing liabilities increased $102.3 million or 15.1% for the third quarter of 1998 compared with the same period in 1997. Average interest-bearing liabilities represented 81.7% of funding sources during the third quarter of 1998 compared with 82.5% in 1997.

         For the nine months ended September 30, 1998, net interest income increased $3,759,114 or 13.3% from the same period in 1997. The primary reason for this increase was the increased volume of earning assets during the period since the tax equivalent net yield on earning assets decreased from 4.88% for the first nine months of 1997 to 4.63% for the same period in 1998. The increased volume of earning assets was primarily the result of quality loan demand during the period. The decrease in the net yield on earning assets was primarily due to a lower yield on earning assets and a higher cost of funds during the period.

         Interest income increased $8,296,990 or 16.1% for the nine months ended September 30, 1998 compared with the same period in 1997. Higher volume of average interest-earning assets, offset by a decrease in the yield of earning assets accounted for this increase. Average interest-earning assets for the first nine months of 1998 increased $148.9 million or 19.0% compared with the same period in 1997. Average loans increased $100.5 million or 17.0% and average investment securities increased $25.7 million or 13.9% for the nine months ended September 30, 1998 compared with the same period in 1997. Average interest-earning assets represented 93.4% of average total assets during the nine months ended September 30, 1998 versus 92.4% in 1997. The yield of earning assets for the first nine months of the year decreased from 8.81% in 1997 to 8.59% in 1998. Average loan yield for the nine months ended September 30, 1998 declined 10 basis points, which, along with a less favorable composition of earning assets accounted for most of the decrease in the yield of earning assets. The composition of average interest-earning assets changed slightly as the percentage of average loans to average interest-earning assets decreased from 75.5% in 1997 to 74.2% in 1998.

         Interest expense increased $4,537,876 or 19.7% for the nine months ended September 30, 1998 compared with the same period in 1997. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and a higher rate paid on these funds during the period. Average interest-bearing liabilities increased $115.1 million or 17.7% for the nine months ended September 30, 1998 compared with the same period in 1997. Growth in average prime money market deposits and average time deposits accounted for most of this increase. The rate paid on average interest-bearing liabilities increased from 4.72% for the nine months ended September 30, 1997 to 4.80% in 1998. Average interest-bearing liabilities represented 82.2% of funding sources during the nine months ended September 30, 1998 compared with 83.2% in 1997.

Provision for Loan Losses

         A $609,000 provision for loan losses, excluding $800,000 of additional provision for loan losses necessitated by third quarter charge-offs at the acquired banks in a similar amount, was made during the third quarter of 1998 compared with a provision of $469,000 in 1997. Excluding the additional provision for loan losses of $800,000, the provision for loan losses for the nine months ended September 30, 1998 was $1,572,000 versus $1,192,000 for the same period in 1997. The increase in the provision for loan losses for the third quarter and the nine months ended September 30, 1998 was primarily due to loan growth resulting from quality loan demand and expansion into new market areas and a higher level of net charge-offs.

         At September 30, 1998 and 1997 the ratio of annualized net charge-offs to average loans was 0.28% and 0.02% respectively. The Corporation charged off approximately $800,000 in the third quarter of 1998 as a result of factors affecting the acquried banks' loans portfolios.

         Nonperforming assets at September 30, 1998 totaled $1,476,992 compared with $2,478,091 reported at the same time last year. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.21% at September 30, 1998 compared with 0.39% at September 30, 1997.

         The reserve for loan losses at September 30, 1998 and December 31, 1997 represented 1.17% and 1.21% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at September 30, 1998 is adequate to cover potential losses in the portfolio.


Noninterest Income

         Noninterest income for the third quarter of 1998 was up $365,735 or 19.6% from the same period in 1997. The primary factors contributing to this increase were increases in mortgage banking income of $185,261 or 94.9%, commissions and fees of $113,549 or 21.5%, other operating income of $88,235 or 101.0%, and trust income of $36,367 or 57.6%. These positive factors were offset by a decrease in service charges on deposit accounts of $73,516 or 7.4%,

         Noninterest income for the nine months ended September 30, 1998 increased $1,005,491 or 18.8% from the same period in 1997. The primary factors contributing to this increase were increases in mortgage banking income of $578,145 or 105.9%, commissions and fees of $220,514 or 16.7%, trust income of $103,340 or 50.0%, and service charges on deposit accounts of $94,137 or 3.5%. These increases were offset by a slight decline in other operating income.

         The increase in mortgage banking income resulted from increased volume of loan originations due to the favorable interest rate environment and the Corporation's expansion of its mortgage origination program. The Corporation has taken aggressive steps to expand its marketing tools in the residential real estate market. Trust revenue continues to benefit from increased sales efforts and favorable conditions in the Corporation's expanding markets. The growth in commissions and fees resulted primarily from ATM terminal fees and investment fee income. Service charges on deposit account revenues for the nine months ended September 30, 1998 increased primarily due to growth in the number of deposit accounts.


Noninterest Expense

         Noninterest expense, excluding pretax nonrecurring charges of $3,114,259, for the third quarter of 1998 increased $702,241 or 9.5% from the same period in 1997. The primary factors contributing to this increase were increases in salaries and employee benefits of $502,241 or 12.3%, other operating expense of $236,362 or 11.4%, and net occupancy expense of $32,953 or 5.7%. These increases were offset by a decrease in equipment expense of $69,315 or 15.5%.

         For the nine months ended September 30, 1998, noninterest expense, exclusive of nonrecurring charges, increased $2,049,918 or 9.5% from the same period in 1997. The primary factors contributing to this increase were increases in salaries and employee benefits of $1,820,197 or 15.5%, net occupancy expense of $140,636 or 8.8%, and a slight increase in other operating expense. These increases were offset by a slight decrease in equipment expense.

         New personnel and salary increases for existing staff accounted for most of the growth in salaries and employee benefits. The additional staffing cost increases were largely due to expansion of sales-related positions in growing market areas.

         Net occupancy expense increased largely due to higher building depreciation and rent expense. The Corporation purchased a new operations center in Conway, South Carolina during the third quarter of 1997. The lease on the branch office opened on Meeting Street in Charleston, South Carolina accounted for most of the growth in rent expense.


Income Taxes

         The provision for income taxes, excluding the tax benefit of $991,723 associated with tax deductible nonrecurring charges, for the third quarter of 1998 increased $288,709 or 20.8% from the same period in 1997. For the nine months ended September 30, 1998, excluding the tax benefit of $995,323 associated with nonrecurring charges, the provision increased $839,918 or 21.7% from the same period in 1997. The provision for income taxes increased in 1998 primarily due to higher income before taxes since tax rates remained approximately the same as 1997.


Financial Position

         For the nine months ended September 30, 1998, average total assets increased 17.8% while average loans increased 17.0% and average deposits increased 18.1% from the same period in 1997.

         Because the economy of the Corporation's primary market areas are seasonal in nature, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. This seasonality is caused by the economic impact of a large number of tourists visiting coastal South Carolina and North Carolina during the summer months. Thus, the
Corporation historically has a more favorable liquidity position during the summer. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks, a line of credit with the Federal Home Loan Bank ("FHLB"), as well as a seasonal borrowing privilege from the Federal Reserve Bank to meet its liquidity needs during the winter months.

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $32,500,000 at September 30, 1998 compared with $33,000,000 at December 31, 1997.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at September 30, 1998 and December 31, 1997 being 7.1%. At September 30, 1998 and December 31, 1997, the total risk-based capital ratio was 12.0% and 11.9%, respectively, and the leverage ratio was 6.8% and 6.9%, respectively.


Year 2000

         The Corporation recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. This issue affects computer systems that have time-sensitive programs that may not properly recognize the Year 2000. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. The Corporation completed its Year 2000 assessment at December 31, 1997. The Corporation is currently in the testing phase of Year 2000 compliance and expects to complete the testing and implementation phases by December 31, 1998. Internal Year 2000 issues have been addressed by the Corporation with modifications to existing programs and conversions to new programs. The Corporation communicated with software vendors and other service providers with whom it conducts business to help it identify and resolve Year 2000 issues. The Corporation anticipates that all mission critical systems will be Year 2000 compliant by December 31, 1998. In the event that a system is not Year 2000 compliant at that time, the Corporation will develop contingency plans. The current year costs associated with Year 2000 testing total approximately $12,550. The total cost associated with the required modifications and conversions is not expected to exceed $250,000. These costs are not expected to be material to the Corporation's financial position and are being expensed as incurred.


Accounting and Regulatory Matters

         On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial condition or results of operations. All of the Corporation's other comprehensive income relates to net unrealized gains on investment securities available for sale.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131"), which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of (a) financial and descriptive information about reportable operating segments, (b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations to the Corporation's financial statements, and (c) information regarding revenues derived from the Corporation's products and services, information about major customers and information related to geographic areas. The Corporation has adopted SFAS No. 131 effective January 1, 1998. Provisions of SFAS No. 131 state that segmented information need not be applied to interim financial statements; therefore, the Corporation's statements do not reflect segmented reporting.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits," ("SFAS No. 132"), an amendment of SFAS Nos. 87, 88, and 106. SFAS No. 132 revises employer's disclosures about pensions and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The Corporation has adopted SFAS No. 132 effective January 1, 1998.

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the

Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Corporation's results of operations or its financial position.



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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On  August  25,  1998,  the   Corporation   held  a  Special   Meeting
         of Shareholders. The following is a brief description of matters voted upon at the Special Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.

         Proposal to ratify and approve the Agreement and Plan of Merger, dated as of April 14, 1998 (the "ComSouth Agreement"), by and
         between the Corporation and ComSouth Bankshares, Inc. ("ComSouth") pursuant to which ComSouth will merge with and into the
         Corporation  and each  share of ComSouth's   common  stock (except for
         certain   shares  held  by  the Corporation) will be converted into .75 of a share of Anchor common stock, and such other terms and conditions as are set forth in the ComSouth Agreement.

         For - 2,872,888           Withheld - 1,883           Abstain - 11,354

         Proposal to ratify and approve the Agreement and Plan of Merger, dated as of May 15, 1998 (the "M&M Agreement"), by and between the Corporation and M&M Financial Corporation ("M&M") pursuant to which M&M will merge with and into the Corporation and each share of M&M's common stock will be converted into .87 of a share of Anchor common stock, and such other terms and conditions as are set forth in the M&M Agreement.

         For - 2,876,702           Withheld - 6,595           Abstain - 11,828

         Proposal to amend the Corporation's Articles of Incorporation to increase the authorized shares of common stock to 50,000,000.

         For - 3,133,175           Withheld - 19,778          Abstain - 27,622

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   10.1  Restricted Stock Agreement with Stephen L. Chryst dated
                     October 22, 1998

               10.2 Restricted Stock Agreement with Tommy E. Looper dated October 22, 1998

               10.3 Restricted Stock Loan Agreement with Stephen L. Chryst dated October 22, 1998

               10.4 Restricted Stock Loan Agreement with Tommy E. Looper dated October 22, 1998

               10.5 Employment Agreement with Chester A. Duke dated August 31, 1998

               27    Financial Data Schedule (for SEC purposes only)

         (b) A report on Form 8-K dated September 4, 1998 was filed with the Securities and Exchange Commission on September 10, 1998. On September 4, 1998, Anchor Financial Corporation ("Anchor Financial") and Bailey Financial Corporation ("Bailey Financial"), parent company of M.S. Bailey & Son, Bankers and The Saluda County Bank in Clinton, South Carolina, announced the signing of a letter of intent to merge. The proposed merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 16.32 shares of Anchor Financial common stock for each outstanding share of Bailey Financial common stock. Based on Anchor Financial's September 3rd closing stock price of $36.00 and Bailey Financial's approximately 95,140 outstanding shares of common stock, the proposed transaction would have a total value of $55.9 million. After consummation of the proposed merger, The Saluda County Bank will be merged into M.S. Bailey & Son, Bankers, which will operate as a subsidiary of Anchor Financial.

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




Date:  November 10, 1998