Form 10-K
period 1998-12-31
ANCHOR FINANCIAL CORP
filed 1999-03-30
CIK 741561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK -- NO PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of March 1, 1999, the Corporation had 6,553,561 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $191,691,659, based on the market price of $29.25 per share on March 1, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement dated March 30, 1999, relating to the Annual Meeting of Stockholders of the Corporation to be held April 27, 1999, are incorporated herein by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CROSS REFERENCE INDEX

                                                                                PAGE
                                                                                ----
PART I     Item 1        Business ..............................................4
           Item 2        Properties ............................................7,37
           Item 3        Legal Proceedings .....................................7
           Item 4        Submission of Matters to a Vote of Shareholders........7
PART II    Item 5        Market for the Registrant's Common
                         Stock and Related Shareholder Matters..................9
           Item 6        Selected Financial Data ...............................11
           Item 7        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations .........10
           Item 7A       Quantitative and Qualitative
                         Disclosures About Market Risk..........................23-26
           Item 8        Financial Statements and Supplementary Data............28
                         Consolidated Balance Sheets at December 31, 1998
                         and 1997...............................................32
                         Consolidated Statements of Income for
                         each of the three years in the period
                         ended December 31, 1998 ...............................33
                         Consolidated Statements of Changes in
                         Stockholders' Equity for each of the
                         three years in the period ended December 31, 1998 .....34
                         Consolidated Statements of Cash Flows
                         for each of the three years in the
                         period ended December 31, 1998 ........................35
                         Notes to Consolidated Financial Statements.............36
                         Report of Independent Accountants .....................29
                         Quarterly Financial Summary for 1998 and 1997..........53
           Item 9        Changes in and Disagreements with
                         Accountants on Accounting and Financial
                         Disclosures.
                         The Corporation had no disagreements
                         with its independent accountants on any
                         matter of accounting principles, practices or
                         financial statement disclosure during
                         1998, 1997, or 1996.
PART III   Item 10       Directors and Executive Officers of the Registrant.....*,8
           Item 11       Executive Compensation ................................*
           Item 12       Security Ownership of Certain
                         Beneficial Owners and Management.......................*
           Item 13       Certain Relationships and Related Transactions.........*
PART IV    Item 14       Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K
            (a)(1)       Financial Statements (See Item 8 for reference.)
               (2)       Financial Statement Schedules
                         All other financial statements and
                         schedules not listed under Item 8 of
                         this report on Form 10-K are omitted since they are
                         not applicable, not required, or the
                         required information is included in the
                         consolidated financial statements.
               (3)       Exhibits
                    3.1  Articles of Incorporation, as amended (incorporated
                         herein by reference to the Corporation's Form 10-K for
                         the year ended December 31, 1996).
                    3.2  By-Laws (incorporated herein by reference to the
                         Corporation's Form 10-K for the year ended December 31,
                         1996).
                     10  Material Contracts:
                    (a)  Employment Agreement between The Anchor Bank and
                         Chester A. Duke dated August 31, 1998 (incorporated
                         herein by reference to the Corporation's Form 10-Q for
                         the quarter ended September 30, 1998).
                    (b)  M&M Financial Corporation and First National South
                         Incentive Stock Option Plan of 1997 (incorporated by
                         reference to the appendix to M&M Financial
                         Corporation's Proxy Statement for the 1997 annual
                         meeting of shareholders).
                    (c)  Salary Continuation Agreements between Anchor Financial
                         Corporation and Stephen L. Chryst, Robert E. Coffee,
                         Jr., Robert R. DuRant, III, and Tommy E. Looper, dated
                         February 27, 1996 (incorporated herein by reference to
                         the Corporation's Form 10-Q for the quarter ended March
                         31, 1996).
                    (d)  Anchor Financial Corporation, The Anchor Bank and The
                         Anchor Bank of North Carolina Incentive Stock Option
                         Plan of 1996 (incorporated herein by reference to the
                         Corporation's Form 10-K for the year ended December 31,
                         1995).



                    (e)  ComSouth Bankshares, Inc. 1995 Stock Option Plan
                         (incorporated by reference to exhibits filed with
                         ComSouth Bankshares, Inc.'s Proxy Statement for the
                         1995 annual meeting of shareholders).
                    (f)  Anchor Financial Corporation, The Anchor Bank and The
                         Anchor Bank of North Carolina Incentive Stock Option
                         Plan of 1994 (incorporated herein by reference to the
                         Corporation's Form 10-K for the year ended
                         December 31, 1993).
                    (g)  Non-Qualified Stock Option Plan of 1988 dated
                         November 14, 1988 (incorporated herein by reference to
                         the Corporation's Form 10-K for the
                         year ended December 31, 1988).
                    (h)  ComSouth Bankshares, Inc. Incentive Stock Ownership Plan
                         (incorporated by reference to exhibits filed with
                         ComSouth Bankshares, Inc.'s Registration
                         Statement of Form S-1, File No. 33-29091).
               21    Subsidiary of the Registrant
               23.1  Consents of PricewaterhouseCoopers LLP, J.W. Hunt and
                     Company, LLP, and Tourville, Simpson & Henderson
               27    Financial Data Schedule

                     Exhibits have been filed separately with the Commission and are available upon written request.
      (b) No reports of Form 8-K were filed during the fourth quarter of 1998.


---------
* The information called for by Item 10 is incorporated herein by reference to the information on pages 5 through 8 of the Corporation's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Corporation.

  The information called for by Item 11 is incorporated herein by reference to the information on pages 9 through 15 of the Corporation's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Corporation.

  The information called for by Item 12 is incorporated herein by reference to the information on pages 3 through 5 of the Corporation's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Corporation

  The information called for by Item 13 is incorporated herein by reference to the information on page 9 of the Corporation's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Corporation

This report has not been approved or disapproved by the Securities and Exchange Commission (the "Commission"), nor has the Commission passed upon the accuracy or adequacy of this report.

Business
General

     Anchor Financial Corporation (the "Corporation") is a registered bank holding company incorporated in 1984 under the laws of the State of South Carolina. The purpose for incorporation was to acquire The Anchor Bank (the "Bank") and to invest in other bank related businesses. The Corporation provides its customers with banking services through its principal subsidiary, the Bank. The Corporation owns 100% of the issued and outstanding stock of the Bank, Anchor Automated Services, Inc., and Marion National Investment Corporation (collectively the "Subsidiaries").

     The principal role of the Corporation is to supervise and coordinate the activities of its Subsidiaries and to provide them with capital and services of various kinds. The Corporation derives substantially all of its income from dividends from the Bank. Such dividends are determined on an individual basis, generally in relation to the Bank's earnings, deposit growth and capital position.

     On August 31, 1998, Anchor Financial Corporation merged with ComSouth Bankshares Inc. and M&M Financial Corporation. The transactions were accounted for as poolings of interests. The surviving entity was Anchor Financial Corporation and all information presented in this report reflects these mergers for all periods presented.


The Anchor Bank

     Organized in 1974 as a state-chartered bank, The Anchor Bank of Myrtle Beach, Inc. was acquired by the Corporation on June 15, 1984, and subsequently changed its name to The Anchor Bank.

     In accordance with the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, the Corporation merged its two banking subsidiaries, The Anchor Bank and The Anchor Bank of North Carolina on October 4, 1996. On October 16, 1998, the Bank merged with the Bank of Columbia, NA, and the Bank of Charleston, NA, and on November 20, 1998 the Bank merged with First National South. The Anchor Bank survived these mergers and all information presented in this report reflects these mergers for all periods presented.

     The Bank accounted for 100% of the Corporation's total consolidated assets as of December 31, 1998 and 100% of total net income for 1998. The Bank conducts its business through 28 branches in North Carolina and South Carolina.

     The primary market area served by the Bank is centered in the City of Myrtle Beach, South Carolina and includes the entire segment of the South Carolina coast known as the Grand Strand, which stretches from Little River to Pawleys Island and west to Conway, South Carolina. In the merger with 1st Atlantic Bank in 1993, the Bank acquired two offices in Little River and Cherry Grove, South Carolina, which are approximately 20 miles north of Myrtle Beach. In 1994, the Bank opened a branch office in the Crescent Beach section of North Myrtle Beach, South Carolina, which is 10 miles north of Myrtle Beach. In 1995, the Bank opened branches in Mount Pleasant, South Carolina and Wilmington, North Carolina. Mount Pleasant is located north of Charleston, South Carolina and Wilmington is located in the southeast corner of North Carolina. In 1996, the Bank opened an additional branch office in Wilmington, North Carolina. The Bank maintains three other branch offices in the coastal communities of Wilmington, Hampstead, and Jacksonville, North Carolina. In 1997, the Bank opened a branch in Charleston, South Carolina. The mergers with Bank of Columbia and Bank of Charleston in 1998 added two branches to the Bank's branch network and allowed the Bank to enter the Columbia market area. The merger with First National South in 1998 expanded the Bank's branch network by seven branches, most of which are located in the Pee Dee region of South Carolina. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant amount of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to wide swings in activity between the winter and summer months.

     On July 17, 1995, the Bank formed Anchor Investor Services ("AIS"), a non-bank securities brokerage firm, to market non-traditional banking products to customers in all its markets. AIS offers mutual funds, annuities, and other securities.

     For the year ended December 31, 1998, approximately 73% of the revenues of the Bank were derived from interest and fees on loans, 15% from income on investment securities, 2% from temporary investments, 4% from service charges on deposit accounts, and 6% from other sources.

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

Anchor Automated Services, Inc.

     Chartered in July 1985, Anchor Automated Services, Inc. has previously provided data processing services to the Corporation and the Bank, as well as to the public. This subsidiary was inactive for the year ended December 31, 1998.


Marion National Investment Corporation

     The Corporation acquired Marion National Investment Corporation in the acquisition of M&M Financial Corporation on August 31, 1998. Marion National Investment Corporation is a wholly-owned subsidiary of the Corporation that operated as a non-banking subsidiary insurance agency until September 1990. At that time, certain assets of Marion National Investment Corporation were sold to four individuals for a purchase price payable over 10 years. Marion National Investment Corporation continues to exist as a corporation to receive payments from the sale of its assets.


Employees

     At December 31, 1998, the Corporation and its Subsidiaries employed a total of 401 full-time equivalent persons.


Pending Mergers

     On September 24, 1998, the Corporation entered into a definitive agreement to acquire Bailey Financial Corporation ("Bailey Financial"), parent company of M.S. Bailey & Son, Bankers and The Saluda County Bank in Clinton, South Carolina. The merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 16.32 shares of the Corporation's common stock for each outstanding share of Bailey Financial common stock. The acquisition is subject to shareholder approval. The transaction is expected to be completed in the second quarter of 1999. After consummation of the merger, The Saluda County Bank will be merged into M.S. Bailey & Son, Bankers, which will operate as a subsidiary of the Corporation.


Competition

     The banking industry is highly competitive and in a period of dynamic transition. The industry continues to consolidate at a fast pace, which affects competition. Competition continues to grow as customers select from a variety of traditional and nontraditional financial institutions. The Bank competes for loans, deposits, and other business with financial institutions located in the coastal regions of North Carolina and South Carolina, as well as, Columbia, South Carolina, and the Pee Dee region of South Carolina. The Bank competes actively with national and state banks, savings and loan associations, federal savings banks, credit unions, brokerage firms, and insurance companies.


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


  The Anchor Bank

     The Community Reinvestment Act of 1977 ("CRA") and the related Regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation ("FDIC") are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch, or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the subsidiary banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

     At December 31, 1998, the Bank was "well capitalized," and was not subject to any of the foregoing restrictions.

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

     The Bank owns the real property for 20 of its branch offices. The Bank owns the buildings, but leases the land for four branch offices, leases the land and building on which one branch office is located from unaffiliated third parties under long-term leases, leases the buildings for two branch offices from unaffiliated third parties under long-term leases, and leases office space only for one branch from an unaffiliated third party under a long-term lease. In July 1997, the Bank purchased land and a 15,656 square foot building in Conway, South Carolina to house its operations center. None of the properties owned by the Corporation or the Bank are encumbered.


Legal Proceedings

     At December 31, 1998, the Corporation had no material pending legal proceedings or other actions, to which the Corporation or any of its Subsidiaries is a party or of which any of their property is the subject, that are expected to have any material adverse effect on the financial condition or results of operations of the Corporation.


Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Corporation during the fourth quarter of 1998.

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

Stephen L. Chryst (53)
Chairman of the Board of the Corporation and the Bank beginning in 1998. Mr. Chyrst has served as President and Chief Executive Officer of the Corporation since 1984 and the Bank since 1982.

Robert E. Coffee, Jr. (51)
Executive Vice President and Chief Administrative Officer of the Bank since
1993.

Chester A. Duke (59)
Vice Chairman of the Bank. Mr. Duke previously served as Chairman, President, and Chief Executive Officer of M&M Financial Corporation and First National South from 1981 through 1998.

Robert R. DuRant, III (53)
Executive Vice President and Chief Credit Officer of the Bank since February
1988.

Tommy E. Looper (51)
Executive Vice President and Chief Financial Officer of the Corporation and the Bank since 1987.

                            SHAREHOLDER INFORMATION

     The following table presents stock price and book value per share information for the Corporation at December 31, for the last five years.


Stock and Dividends Performance



                                        1998        1997        1996        1995       1994
                                    ----------- ----------- ----------- ----------- ----------
  Closing price ...................  $ 34.00     $ 33.00     $ 21.67     $ 13.17     $ 9.17
  Price/earnings ratio* ...........    20.0X       22.6X       18.7X       15.5X      12.9X
  Price/book value ratio ..........     307%        322%        240%        163%       123%
  Book value/share ................  $ 11.09     $ 10.23     $  9.02     $  8.08     $ 7.44
  Dividend payout ratio ...........   30.52%      19.59%      14.70%      22.97%     24.81%

* Earnings excludes merger related costs incurred in 1998.



Quarterly Common Stock Prices and Dividends



                                       1998                                           1997
                  ---------------------------------------------- -----------------------------------------------
     Quarter          High        Low        Close     Dividend      High        Low        Close      Dividend
----------------- ----------- ----------- ----------- ---------- ----------- ----------- ----------- -----------
 First ..........  $  44.00    $  32.00    $  40.50    $  0.12    $  23.00    $  21.00    $  21.33    $  0.093
 Second .........     46.00       36.75       37.25       0.12       23.33       21.00       23.25       0.093
 Third ..........     42.38       36.00       35.50       0.12       29.33       22.17       33.00       0.093
 Fourth .........     44.00       28.00       34.00       0.12       35.00       30.50       33.00       0.095

Stock Exchange

The common stock of Anchor Financial Corporation is traded on The Nasdaq Stock Market(R) under the symbol AFSC.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan enables shareholders to reinvest in full and fractional shares of Anchor Financial Corporation. Shareholders with 10 or more shares of stock are eligible for the program.

Stock Purchase Program

The Stock Purchase Program, which is available to Dividend Reinvestment Plan participants, allows investors to make cash payments to the plan for the purchase of additional shares of Anchor Financial Corporation stock. Participants may make monthly payments in an amount ranging from a minimum of $25 to a maximum of $5,000.

Stock Transfer Agent                 Investor Relations

Registrar and Transfer Company       The Anchor Bank
10 Commerce Drive                    Post Office Box 2428
Cranford, New Jersey 07016-3672      Myrtle Beach, SC 29578
1-800-368-5948                       (843) 946-3105
                                     1-800-ANCHOR-8

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and tabular data presented below analyze major factors and trends regarding the financial condition and results of operations of Anchor Financial Corporation (the "Corporation") and its principal subsidiary, The Anchor Bank (the "Bank") for each of the three years in the period ended December 31, 1998.

     On August 31, 1998, Anchor Financial Corporation merged with ComSouth Bankshares Inc. (ComSouth) and M&M Financial Corporation (M&M). The surviving entity was Anchor Financial Corporation (the Corporation). The transactions were accounted for as poolings of interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the merger had been in effect for all periods presented.

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


Results of Operations

  Summary

     Net income for the year ended December 31, 1998, totaled $11.4 million, or $1.70 per diluted share, before pretax charges of $4.3 million ($3.3 million after taxes) associated with the acquisitions of ComSouth and M&M. Excluding these nonrecurring charges, net income and earnings per diluted share for 1998 increased 23.7% and 23.2% respectively, from 1997. Including the effect of the charges, the Corporation had net income of $8.1 million or $1.21 per diluted share for 1998. Net income for 1997 was $9.2 million, an increase of $1.9 million or 26.7% from $7.3 million earned in 1996. Basic net income per share, before pretax merger charges, increased 22.0% to $1.78 in 1998, compared with $1.46 in 1997 and $1.16 in 1996. Diluted net income per share increased 23.6% to $1.38 in 1997 compared with $1.11 in 1996.

     The primary factors affecting the increase in net income, before nonrecurring charges, for 1998 were a $4.4 million or 11.3% increase in net interest income, a $1.6 million or 22.8% increase in noninterest income, and a $372 thousand or 18.2% decrease in provision for loan losses. These favorable changes were partially offset by a $3.2 million or 10.9% increase in noninterest expense and a $980 thousand or 18.5% increase in the provision for income taxes. Nonrecurring charges totaled $4.3 million and are discussed in detail in the noninterest expense and allowance for loan loss sections of this report.

     The increase in earnings from 1996 to 1997 was primarily due to a 21.6% increase in net interest income and a 15.8% increase in noninterest income. These favorable changes were partially offset by a 79.3% increase in the provision for loan losses, a 14.3% increase in noninterest expense, and a 34.2% increase in the provision for income taxes.

     Return on average assets and return on average stockholders' equity are key measures of earnings performance. Return on average assets, excluding nonrecurring charges, for 1998 was 1.14% compared with 1.07% in 1997 and 1.01% in 1996. Return on average stockholders' equity, excluding nonrecurring charges, for 1998 was 16.19% versus 15.15% in 1997, and 13.64% in 1996.

     Table 1 provides a summary of the statement of income, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of the Corporation's net income is included under the appropriate captions which follow.

Table 1
SUMMARY OF OPERATIONS
(in thousands, except for share data)



                                                                                                                     Five Year
                                                                                                                     Compound
                                                 1998           1997          1996          1995         1994       Growth Rate
                                            -------------- ------------- ------------- ------------- ------------  ------------
Income Statement Data
Interest income ...........................   $   79,191    $   70,452    $   57,212    $   48,106    $   37,299       18.6%
Interest expense ..........................       36,099        31,732        25,377        21,562        14,621       22.0
                                              ----------    ----------    ----------    ----------    ----------
Net interest income .......................       43,092        38,720        31,835        26,544        22,678       16.1
Provision for loan losses .................        2,472         2,044         1,140           830         1,289        9.9
                                              ----------    ----------    ----------    ----------    ----------
Net interest income after provision for
 loan losses ..............................       40,620        36,676        30,695        25,714        21,389       16.6
Noninterest income ........................        8,674         7,064         6,100         5,353         6,473        9.3
Noninterest expense .......................       35,921        29,198        25,552        22,987        21,757       12.8
                                              ----------    ----------    ----------    ----------    ----------
Income before income taxes ................       13,373        14,542        11,243         8,080         6,105       23.0
Provision for income taxes ................        5,251         5,305         3,952         2,784         1,615       29.7
                                              ----------    ----------    ----------    ----------    ----------
Net income ................................   $    8,122    $    9,237    $    7,291    $    5,296    $    4,490       19.6%
                                              ==========    ==========    ==========    ==========    ==========
Net income per share -- basic .............   $     1.27     $    1.46     $    1.16     $    0.85     $    0.71       19.0%
Net income per share -- diluted ...........         1.21          1.38          1.11          0.83          0.70       18.1
Cash dividend per share ...................         0.48          0.37          0.28          0.24          0.21       19.1
Average common shares
 outstanding -- basic .....................    6,407,096     6,317,141     6,271,333     6,218,729     6,304,233        0.4
Average common shares
 outstanding -- diluted ...................    6,732,590     6,703,191     6,539,544     6,349,626     6,377,337        1.3

Selected Year-End Assets and
 Liabilities
Total assets ..............................   $1,014,807    $  945,454    $  791,511    $  658,977    $  562,853       14.5%
Interest-earning assets ...................      940,521       872,300       720,525       596,237       506,709       15.4
Investment securities .....................      231,571       197,325       172,759       145,740       100,549       12.1
Loans -- net of unearned income ...........      701,157       665,589       542,009       439,257       349,273       22.6
Deposits ..................................      832,016       796,682       673,093       567,723       482,437       13.1
Noninterest-bearing deposits ..............      157,243       170,840       133,562       103,365        84,127       15.3
Interest-bearing deposits .................      674,773       625,842       539,531       464,358       398,310       12.6
Interest-bearing liabilities ..............      933,788       872,904       729,020       602,867       515,822       14.7
Stockholders' equity ......................       72,896        66,100        57,127        50,812        44,656       10.9

Selected Ratios
Return on average assets ..................         0.81%         1.07%         1.01%         0.87%         0.84%
Return on average stockholders'
 equity ...................................        11.51         15.15         13.64         11.09         10.23
Net yield on average interest-earning
 assets (tax equivalent) ..................         4.64          4.84          4.81          4.71          4.70
Average loans to average deposits .........        82.84         82.37         78.46         74.96         70.59
Net loan losses to average loans ..........         0.22          0.22          0.03          0.08          0.44
Nonperforming loans to total loans ........         0.23          0.13          0.21          0.26          0.82
Allowance for loan losses to loans ........         1.18          1.10          1.22          1.29          1.46
Allowance for loan losses to
 nonperforming loans ......................       509.70        844.04        587.85        503.91        178.87
Average stockholders' equity to
 average assets ...........................         7.06          7.03          7.37          7.85          8.16
Total risk-based capital ratio ............        12.01         11.93         13.19         12.88         14.31
Tier 1 leverage ratio .....................         7.07          6.88          7.32          7.70          8.28
Dividend payout ratio .....................        30.52         19.59         14.70         22.97         24.81

 Net Interest Income

     Net interest income, the major component of the Corporation's income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. Table 2, Comparative Average Balance Sheets -- Yields and Costs, compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the years ended December 31, 1998, 1997, and 1996.


Table 2
COMPARATIVE AVERAGE BALANCE SHEETS -- YIELDS AND COSTS
(Average balances on a tax equivalent basis for years ended December 31 in thousands)



                                                           1998                              1997
                                             --------------------------------- ---------------------------------
                                               Average    Revenue/    Yield/     Average    Revenue/    Yield/
                                               Balance     Expense     Rate      Balance     Expense     Rate
                                             ----------- ---------- ---------- ----------- ---------- ----------
Interest-earning assets:
 Loans .....................................  $694,390    $64,477       9.29%   $607,381    $58,091       9.56%
 Investment securities:
   Taxable .................................   202,439     12,765       6.31     178,266     11,260       6.32
   Non-taxable .............................     9,746        772       7.92       8,977        748       8.33
                                              --------    -------       ----    --------    -------       ----
 Total investment securities ...............   212,185     13,537       6.38     187,243     12,008       6.41
 Interest-bearing balances
   due from banks ..........................     6,502        390       6.00       2,075        143       6.89
 Federal funds sold and securities
   purchased under agreements to
   resell ..................................    20,458      1,050       5.13       8,502        464       5.46
                                              --------    -------       ----    --------    -------       ----
Total interest-earning assets ..............   933,535     79,454       8.51%    805,201     70,706       8.78%
                                              --------    -------       ----    --------    -------       ----
Noninterest-earning assets:
 Cash and due from banks ...................    35,245                            32,734
 Premises and equipment ....................    22,269                            21,936
 Other, less allowance for loan losses .....     8,933                             7,429
                                              --------                          --------
   Total noninterest-earning assets ........    66,447                            62,099
                                              --------                          --------
TOTAL ASSETS ...............................  $999,982                          $867,300
                                              ========                          ========
Interest-bearing liabilities:
 Interest-bearing deposits:
   Interest checking .......................  $ 79,460    $ 1,377       1.73%   $ 74,696    $ 1,670       2.24%
   Savings .................................    83,137      3,101       3.73      76,896      1,853       2.41
   Money market ............................   252,986     11,842       4.68     211,208      9,925       4.70
   Time deposits ...........................   270,361     14,937       5.52     242,530     14,397       5.94
                                              --------    -------       ----    --------    -------       ----
 Total interest-bearing deposits ...........   685,944     31,257       4.56     605,330     27,845       4.60
 Federal funds purchased and securities
   sold under agreements to
   repurchase ..............................    31,987      1,605       5.02      20,527      1,087       5.30
 Other short-term borrowings ...............     2,454        125       5.09       2,717        126       4.64
 Long-term debt ............................    37,034      2,181       5.89      28,753      1,742       6.06
 Subordinated notes ........................    11,000        931       8.46      11,000        931       8.46
                                              --------    -------       ----    --------    -------       ----
Total interest-bearing liabilities .........   768,419     36,099       4.70%    668,327     31,731       4.75%
                                              --------    -------       ----    --------    -------       ----
Noninterest-bearing liabilities:
 Demand deposits ...........................   152,258                           132,071
 Other liabilities .........................     8,730                             5,928
                                              --------                          --------
Total noninterest-bearing liabilities ......   160,988                           137,999
                                              --------                          --------
Stockholders' equity .......................    70,575                            60,974
                                              --------                          --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY ......................  $999,982                          $867,300
                                              ========                          ========
Net interest income ........................              $43,355                           $38,975
                                                          =======                           =======
Interest income/earning assets .............                            8.51%                             8.78%
Interest expense/earning assets ............                            3.87                              3.94
                                                                        ----                              ----
Net interest income/earning assets .........                            4.64%                             4.84%
                                                                        ====                              ====



                                                           1996
                                             ---------------------------------
                                               Average    Revenue/    Yield/
                                               Balance     Expense     Rate
                                             ----------- ---------- ----------
Interest-earning assets:
 Loans .....................................  $488,084    $46,334       9.49%
 Investment securities:
   Taxable .................................   157,593      9,595       6.09
   Non-taxable .............................     8,782        771       8.78
                                              --------    -------       ----
 Total investment securities ...............   166,375     10,366       6.23
 Interest-bearing balances
   due from banks ..........................     1,590        125       7.86
 Federal funds sold and securities
   purchased under agreements to
   resell ..................................    10,868        649       5.97
                                              --------    -------       ----
Total interest-earning assets ..............   666,917     57,474       8.62%
                                              --------    -------       ----
Noninterest-earning assets:
 Cash and due from banks ...................    30,617
 Premises and equipment ....................    19,836
 Other, less allowance for loan losses .....     7,624
                                              --------
   Total noninterest-earning assets ........    58,077
                                              --------
TOTAL ASSETS ...............................  $724,994
                                              ========
Interest-bearing liabilities:
 Interest-bearing deposits:
   Interest checking .......................  $ 68,032    $ 1,641       2.41%
   Savings .................................    71,009      2,525       3.56
   Money market ............................   182,358      8,229       4.51
   Time deposits ...........................   188,244     10,393       5.52
                                              --------    -------       ----
 Total interest-bearing deposits ...........   509,643     22,788       4.47
 Federal funds purchased and securities
   sold under agreements to
   repurchase ..............................    13,967        664       4.75
 Other short-term borrowings ...............     4,149        138       3.33
 Long-term debt ............................    20,879      1,331       6.37
 Subordinated notes ........................     5,197        456       8.77
                                              --------    -------       ----
Total interest-bearing liabilities .........   553,835     25,377       4.58%
                                              --------    -------       ----
Noninterest-bearing liabilities:
 Demand deposits ...........................   112,449
 Other liabilities .........................     5,244
                                              --------
Total noninterest-bearing liabilities ......   117,693
                                              --------
Stockholders' equity .......................    53,466
                                              --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY ......................  $724,994
                                              ========
Net interest income ........................              $32,097
                                                          =======
Interest income/earning assets .............                            8.62%
Interest expense/earning assets ............                            3.81
                                                                        ----
Net interest income/earning assets .........                            4.81%
                                                                        ====

---------
(1) Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.

(2) Non-taxable income has been adjusted to a tax equivalent basis using the federal income tax rate of 34%.

     Net interest income on a tax equivalent basis increased $4.4 million or 11.2% from $39.0 million in 1997 to $43.4 million in 1998. This increase was primarily attributable to the increased volume of earning assets, since the net interest margin decreased 20 basis points from 4.84% in 1997 to 4.64% in 1998.

     Interest income on a tax equivalent basis increased $8.7 million or 12.4% in 1998 primarily due to the increased volume of earning assets. Average earning assets increased 15.9% to $933.5 million or 93.4% of average total assets in 1998, compared with $805.2 million or 92.8% in 1997. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $87.0 million or 14.3%. Average investment securities increased $24.9 million or 12.7%. The yield on earning assets decreased 27 basis points from 8.78% in 1997 to 8.51% in 1998. The primary reasons for the decrease in the yield on earning assets during the period were falling interest rates, which resulted in a lower yield earned on the loan and investment securities portfolios, and a less favorable mix of earning assets. Average loans were 74.4% of average earning assets in 1998 and 75.4% in 1997. The yield on loans decreased 27 basis points from 9.56% in 1997 to 9.29% in 1998 largely due to a lower level of interest rates and competitive market conditions. The yield on investment securities decreased 3 basis points from 6.41% in 1997 to 6.38% in 1998, primarily due to declining interest rates. The yield on federal funds sold and securities purchased under agreements to resell, collectively, fell 33 basis points from 5.46% in 1997 to 5.13% in 1998 largely due to the decrease in rates paid on these short-term investments.

     The cost of funding sources increased $4.4 million or 13.8% in 1998 primarily due to the increased volume of average interest-bearing liabilities. Average interest-bearing liabilities increased $100.1 million or 15.0%. Interest-bearing deposits grew $80.6 million or 13.3%, primarily due to 11.5% growth in time deposits and 19.8% growth in money market accounts. Average long-term debt and subordinated notes increased $8.3 million or 28.8% in 1998. The average rate paid on interest-bearing liabilities decreased 5 basis points from 4.75% in 1997 to 4.70% in 1998, primarily due to a lower level of interest rates and a more favorable mix of funding sources. The mix of interest-bearing liabilities changed slightly because traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 59.9% in 1997 to 60.6% in 1998. Average long-term debt and subordinated notes were 6.3% of interest-bearing liabilities in 1998 versus 5.9% in 1997. Interest-bearing liabilities decreased as a percentage of average earning assets to 82.3% in 1998 from 83.0% in 1997.

     The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest-bearing funding sources increased $23.0 million or 16.7% in 1998 to 17.2% of average earning assets from 17.1% in 1997. Table 3, the Analysis of Net Interest Income Changes, shows the impact of balance sheet changes, which occurred during 1998 and 1997, and the changes in interest rate levels.

Table 3
ANALYSIS OF NET INTEREST INCOME CHANGES
(in thousands)



                                                              1998 compared to 1997               1997 compared to 1996
                                                       ------------------------------------ ---------------------------------
                                                        Change in   Change in                Change in   Change in
                                                          Volume       Rate        Total       Volume      Rate       Total
                                                       ----------- ----------- ------------ ----------- ---------- ----------
Interest income:
 Loans ...............................................   $ 8,120    $ (1,734)    $6,386      $11,407     $  350    $11,757
 Investment securities:
   Taxable ...........................................     1,525         (20)     1,505         1,295        370      1,665
   Non-taxable .......................................        62         (38)        24            17        (40)       (23)
 Interest-bearing balances due from banks ............       268         (21)       247            35        (17)        18
 Federal funds sold and securities purchased under
   agreements to resell ..............................       615         (29)       586          (132)       (53)      (185)
                                                         -------    --------      ------      -------     ------    -------
    Total interest-earning assets ....................    10,590      (1,842)     8,748        12,622        610     13,232
                                                         -------    --------      ------      -------     ------    -------
Interest expense:
 Interest checking ...................................       101        (394)      (293)          154       (125)        29
 Savings .............................................       161       1,087      1,248           195       (868)      (672)
 Money market ........................................     1,956         (39)     1,917         1,345        352      1,696
 Time deposits .......................................     1,581      (1,041)       540         3,176        828      4,004
 Federal funds purchased and securities sold under
   agreements to repurchase ..........................       578         (60)       518           340         83        423
 Other short-term borrowings .........................       (13)         12         (1)          (56)        44        (12)
 Long-term debt ......................................       489         (50)       439           480        (69)       411
 Subordinated notes ..................................         0           0          0           492        (17)       475
                                                         -------    --------      -------     -------     ------    -------
    Total interest-bearing liabilities ...............     4,853        (485)     4,368         6,126        228      6,354
                                                         -------    --------      -------     -------     ------    -------
    Net interest income ..............................   $ 5,737    $ (1,357)     $4,380      $ 6,496     $  382    $ 6,878
                                                         =======    ========      =======     =======     ======    =======

---------
(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

(2) Balances of nonaccrual loans and related income recognized have been included for computational purposes.

(3) Non-taxable income has been converted to a tax equivalent basis using the federal income tax rate of 34%.

     Net interest income on a tax equivalent basis for 1997 increased $6.9 million or 21.4% from the amount earned in 1996. This increase was primarily attributable to the increased volume of earning assets and the increase in net interest margin. The net interest margin increased three basis points from 4.81% in 1996 to 4.84% in 1997. Average earning assets increased 20.7% to $805.2 million or 92.8% of average total assets in 1997, compared with $666.9 million or 92.0% in 1996. The cost of funding sources increased $6.4 million or 25.0% in 1997 primarily due to the $115 million or 20.7% increase in interest-bearing liabilities from 1996.


  Noninterest Income

     Noninterest income for the Corporation consists of service charges on deposit accounts, trust revenues, mortgage banking income, gains and losses on investment securities transactions, and other commissions and fees generated from various banking and bank-related activities. Noninterest income has traditionally been an important contributing factor to the Corporation's overall profitability. Noninterest income increased $1.6 million or 22.8% and totaled $8.7 million in 1998 compared to $7.1 million in 1997.

     Commissions and fees, which include revenues from credit card-related services, electronic banking services, and alternative investment product services increased 17.4% to $2.0 million in 1998 from $1.7 million in 1997. The primary reasons for this growth were increases of $180 thousand or 61.5% in investment fee income, $49 thousand or 12.1% in revenues from electronic banking services, and $41 thousand or 5.0% in credit card-related revenues.

     The Corporation's trust operation produced revenues of $423 thousand in 1998, an increase of 35.1% compared with $313 thousand in 1997. In 1998, mortgage banking income (which includes profits from the origination and sale of residential real estate loans) rose $803 thousand or 104.5% to a total of $1.6 million, compared to $768 thousand in 1997. The significant increase in mortgage banking income resulted from increased volume of loan originations due to the favorable interest rate environment and increased demand for mortgage loans resulting from growth in the housing markets in the communities the Corporation serves. In connection with its mortgage banking activities, the Corporation primarily originates mortgage loans under mandatory delivery commitments, which substantially limit the Corporation's risk of loss on the loans during the period they are held or committed to borrowers.

     Gains on sales of investment securities totaled $107 thousand in 1998, compared to losses of $17 thousand and $15 thousand in 1997 and 1996, respectively. The net gain in 1998 resulted primarily from investment strategies used to take advantage of current market conditions and sales of short-term securities to provide liquidity for anticipated loan demand.

     Although the Corporation achieved strong deposit growth, service charges on deposit accounts experienced only a slight increase. Average deposits increased 13.7% in 1998, whereas service charges on deposit accounts increased only 3.3% over 1997. In 1998, management focused primarily on increasing noninterest income with revenue from the sales of new products rather than increased pricing of existing services. Other operating income increased slightly in 1998, mostly due to an increase in the gain on sale of fixed assets of $105 thousand.

     Noninterest income excluding net investment securities transactions increased $964 thousand or 15.8% to $7.1 million in 1997 compared to $6.1 million in 1996. The primary reasons for this increase were an 8.2% increase in service charges on deposit accounts, a 40.8% increase in commissions and fees, and a 29.6% increase in gains on sales of mortgage loans. The increase in service charges reflected deposit growth and competitive pricing. The increase in commissions and revenues resulted primarily from growth in credit card-related revenues, electronic banking revenues and alternative investment product income. The growth in gains on sales of mortgage loans reflected a more favorable interest rate environment and higher volume of loan originations.


  Noninterest Expense

     Noninterest expense, excluding pretax nonrecurring charges of $3.5 million, increased $3.2 million or 10.9% and totaled $32.4 million in 1998 compared with $29.2 million in 1997. Each category of noninterest expense was affected by the significant growth experienced by the Corporation during 1998 and 1997.

     Salaries and employee benefits, excluding pretax nonrecurring charges of $1.2 million, increased $2.4 million or 14.7% during 1998, primarily due to the investment in new personnel. The staffing cost increases were due to the opening of a new branch office in Florence, South Carolina during the fourth quarter of 1997, expansion of sales-related positions in growing market areas, and higher commissions paid to revenue generating personnel. Merit increases, performance bonuses, and increased contributions to fund the Corporation's employee benefit plans also contributed to this increase.

     Net occupancy expense increased $188 thousand or 8.9% during 1998, largely due to higher building depreciation and maintenance expenses. The Corporation began construction on a new branch office in Florence, South Carolina, during 1998. Equipment expense increased $41 thousand or 1.9%, primarily due to higher equipment lease and maintenance costs.

     Other operating expense, excluding pretax nonrecurring charges, increased $620 thousand or 6.9% in 1998 primarily due to the significant growth realized by the Corporation. Note 10 to the consolidated financial statements presents a comparison of other operating expense by category. The Corporation increased spending in selected areas to enhance revenue growth. The selected areas included marketing-related expenses, which increased 14.2%, and telephone and data communications expense, which increased 33.4%. The Corporation launched its new image campaign during the fourth quarter of 1998.

     The Corporation's overhead efficiency ratio was 62.4% in 1998, an improvement from 63.4% in 1997. These ratios exclude nonrecurring charges.

     In connection with the ComSouth and M&M mergers, the Corporation incurred merger-related operating expenses of $3.5 million, before taxes ($2.8 million after taxes), of which $1.4 million was directly related to affecting the mergers and $2.0 million was in restructuring costs. The charges directly related to affecting the mergers included $903 thousand in consulting fees paid to investment bankers, $265 thousand in legal fees, $91 thousand for shareholder communications, and $48 thousand in accounting costs. Of the $2.0 million in restructuring charges, $1.2 million was incurred in salary continuation plans, non-qualified options, employee contracts, and severance plans, and $677 thousand was incurred for the disposal of fixed assets due to the mergers. The Corporation expects the combined company resulting from the mergers to achieve substantial benefits in the form of operating cost savings.

     Noninterest expense in 1997 increased $3.6 million or 14.3% from 1996. The primary reasons for the increase were increases in all categories of noninterest expense, with the exception of equipment expense, due to the Corporation's growth in 1997. Salaries and employee benefits increased 15.9% due primarily to the increased number of employees from expansion into new markets and investment in new personnel to further develop the infrastructure of the Corporation. Net occupancy expense increased 4.4% primarily due to investments made to maintain existing facilities. Other operating expense increased 18.4% primarily due to expansion related expenses and expenses related to the significant growth realized by the Corporation. Equipment expense decreased slightly in 1997.


  Income Taxes

     Total income tax expense included in the Consolidated Statements of Income was $5.3 million in 1998 and 1997, and $4.0 million in 1996. The primary reason for tax expense to remain essentially unchanged in 1998 was a higher effective tax rate, since net income before taxes decreased in 1998. The Corporation's effective tax rates were 39.3%, 36.5%, and 35.2% in 1998, 1997, and 1996, respectively.

     The Corporation's effective tax rate increased in 1998 primarily due to higher nondeductible merger-related expenses. The Corporation's effective tax rate increased in 1997 primarily due to an increase in state tax expense and a decrease in non-taxable interest income.


Table 4
SOURCES AND USES OF FUNDS
(Average balances in thousands)



                                                  1998                   1997
                                          --------------------- ----------------------
                                             Amount    Percent     Amount     Percent
                                          ----------- --------- ----------- ----------
       Composition of Sources:
        Demand deposits .................  $152,258      15.2%   $132,071       15.2%
        Interest checking ...............    79,460       8.0      74,696        8.6
        Savings .........................    83,137       8.3      76,896        8.9
        Money market ....................   252,986      25.3     211,208       24.4
        Time deposits ...................   270,361      27.0     242,530       28.0
        Short-term borrowings ...........    34,441       3.4      23,244        2.7
        Long-term borrowings ............    37,034       3.7      28,753        3.3
        Subordinated notes ..............    11,000       1.1      11,000        1.3
        Other liabilities ...............     8,730       0.9       5,928        0.6
        Stockholders' equity ............    70,575       7.1      60,974        7.0
                                           --------     -----    --------      -----
          Total sources .................  $999,982     100.0%   $867,300      100.0%
                                           ========     =====    ========      =====
       Composition of Uses:
        Loans ...........................  $694,390      69.4%   $607,381       70.0%
        Investment securities ...........   212,185      21.2     187,243       21.6
        Other interest-earning assets ...    26,960       2.8      10,577        1.2
                                           --------     -----    --------      -----
          Total interest-earning assets .   933,535      93.4     805,201       92.8
        Noninterest-earning assets ......    66,447       6.6      62,099        7.2
                                           --------     -----    --------      -----
          Total uses ....................  $999,982     100.0%   $867,300      100.0%
                                           ========     =====    ========      =====

---------
(1) Loan balances are stated net of unearned income.



Year 2000

     The Corporation utilizes computer software programs, systems and devices ("systems") throughout the organization to support its operations. If corrective action is not taken, many of these systems may not be able to correctly interpret and process dates into the Year 2000. The Corporation has inventoried and analyzed its systems to determine which will require modification, upgrade, or replacement. The Corporation has established a Year 2000 project committee to provide operational support, guidance, and project management expertise to ensure that the Corporation meets its Year 2000 compliance requirements. The Year 2000 project committee is responsible for ensuring that the Corporation complies with the guidelines established by the Federal Financial Institutions Examinations Council ("FFIEC"). The FFIEC issues guidelines to provide further clarification on the federal regulatory requirements mandating how financial institutions prepare for the Year 2000.

 Project's State of Readiness

     The Corporations Year 2000 Plan includes the five management phases recommended by the FFIEC: awareness, assessment, renovation, validation, and implementation.

     The renovation phase involves the installation of upgraded mission critical systems that are reported to be Year 2000 compliant. The validation phase involves the testing of mission critical systems using future dates to certify the system as Year 2000 compliant. The renovation phase of the project was substantially completed in July 1998 with the upgrade of deposit and loan servicing systems and general ledger applications to current release levels which are reported by the software vendor to be Year 2000 compliant. The Corporation is testing these applications using future dates during the validation phase of this Project. Testing of these mission critical systems was substantially complete on December 31, 1998, with the remaining systems scheduled for testing to be completed by the end of the first quarter of 1999. The Corporation has developed a Year 2000 customer communications plan which will ensure that customers are aware of and understand the Corporation's Year 2000 compliance efforts and to address Year 2000 issues raised by customers. The plan was developed in accordance with the FFIEC guidelines.


  Estimated Year 2000 Project Costs
     As of December 31, 1998, the Corporation has incurred Year 2000 related expenses of approximately $33 thousand. The remaining expense for anticipated Year 2000 project activities is not expected to exceed $250 thousand for 1999. This forecast is based on information currently known about the Corporation's systems, as well as management's interpretation of the FFIEC guidelines released to date. Additional personnel have been required to perform the system testing and produce the testing documentation required by the FFIEC.


  Contingency Plans
     The FFIEC requires the development of remediation and business resumption contingency plans. Remediation contingency plans are initiated if the Corporation fails to successfully complete renovation, validation, or implementation of a mission-critical system. Business resumption plans are initiated if one of the systems that the Corporation believed to be Year 2000 compliant unexpectedly fails during the Year 2000 event. An overall Business Resumption Plan document has been developed and distributed to the Corporation's operational units. This contingency plan was developed based on guidelines issued by the FFIEC and other sources. The Corporation's operational units have detailed contingency plans that exist within the Business Resumption Plan. The identification of critical business functions and the associated risks have been documented. This information is used to estimate the probability and impact of a system failure and to identify alternate processing procedures in the event of such a failure. The Business Resumption Plan is a "dynamic document" and is updated as required by changes in the Corporation's operations.


  Risk Factors
     The Corporation has substantially completed the future date testing of its internal mission-critical systems. While it is believed that this testing has validated these systems to be Year 2000 compliant, there can be no absolute assurances that confirm this. Additional expenses and delays may be incurred if further test results reveal the need for additional system renovation or replacement. The Corporation utilizes the systems and services of a number of third parties. The failure of a key third-party service provider could result in a material business interruption. The Corporation is closely monitoring the Year 2000 progress of its third-party vendors. Additional expenses and delays may be incurred in the event that internal future date testing or further analysis reveals test exceptions that require additional renovation or the ultimate replacement of vendors. Unknown expenses and consequences could result if it becomes necessary to execute elements of the Corporation's Year 2000 contingency plans. Although the Corporation has given the Year 2000 project a high priority and believes that Year 2000 compliance is being achieved, there can be no assurances that the Corporation will be successful in addressing this issue within this estimated timeframe or budget.


Financial Condition

  Investment Securities

     Average investment securities represented 22.7% of average earning assets during 1998 compared to 23.3% in 1997. The decrease in the percentage of investment securities was due to strong loan growth in each of the Corporation's market areas. At December 31, 1998, investment securities totaled $231.6 million or 24.6% of total earning assets.

     The Corporation primarily invests in U.S. Treasury securities, securities of other U.S. Government agencies and corporations, and mortgage related securities with average lives approximating five years. The amortized cost and estimated fair value of debt securities at December 31, 1998 are shown in Table
5. Actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Table 5
INVESTMENT SECURITIES
(December 31 balances in thousands)



                                                          1998
                              ------------------------------------------------------------
                                                       Estimated    Average        Tax
                                  Par      Amortized      Fair      Maturity   Equivalent
                                 Value        Cost       Value     (Yrs/Mos)      Yield
                              ----------- ----------- ----------- ----------- ------------
HELD-TO-MATURITY
U.S. Treasury securities:
 Within one year ............  $  6,000    $  5,998    $  6,046                    6.14%
 One to five years ..........     3,350       3,360       3,426                    6.08
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     9,350       9,358       9,472       0/9          6.12
                               --------    --------    --------       ---          ----
Securities of other U.S.
 Government agencies and
 corporations:
 Within one year ............         0           0           0                    0.00
 One to five years ..........     4,400       4,396       4,468                    6.16
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     4,400       4,396       4,468       2/6          6.16
                               --------    --------    --------       ---          ----
Mortgage-backed securities:
 Within one year ............         0           0           0                    0.00
 One to five years ..........         0           0           0                    0.00
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................         0           0           0       0/0          0.00
                               --------    --------    --------       ---          ----
Obligations of states and
 political subdivisions:
 Within one year ............       690         690         697                    9.41
 One to five years ..........     1,943       1,947       2,004                    8.74
 Five to ten years ..........       150         155         158                    6.60
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................     2,783       2,792       2,859       1/8          8.79
                               --------    --------    --------       ---          ----
Total portfolio .............  $ 16,533    $ 16,546    $ 16,799       1/5          6.58%
                               ========    ========    ========       ===          ====
AVAILABLE-FOR-SALE
U.S. Treasury securities:
 Within one year ............  $  7,600    $  7,614    $  7,680                    6.36%
 One to five years ..........    15,000      15,002      15,597                    6.32
 Five to ten years ..........         0           0           0                    0.00
 Over ten years .............         0           0           0                    0.00
                               --------    --------    --------                    ----
  Total .....................    22,600      22,616      23,277       1/9          6.33
                               --------    --------    --------       ---          ----
Securities of other U.S.
 Government agencies
 and corporations:
 Within one year ............     3,250       3,249       3,267                    6.08
 One to five years ..........    42,505      42,525      42,983                    6.00
 Five to ten years ..........    47,260      47,962      48,586                    6.18
 Over ten years .............         2           2           2                    4.00
                               --------    --------    --------                    ----
  Total .....................    93,017      93,738      94,838       5/4          6.09
                               --------    --------    --------       ---          ----
Mortgage-backed securities:
 Within one year ............     1,483       1,481       1,485                    6.43
 One to five years ..........     4,674       4,603       4,719                    7.46
 Five to ten years ..........     9,562       9,472       9,622                    6.38
 Over ten years .............    68,571      67,751      67,848                    6.11
                               --------    --------    --------                    ----
  Total .....................    84,290      83,307      83,674       7/7          6.22
                               --------    --------    --------       ---          ----
Obligations of states and
 political subdivisions:
 Within one year ............       635         635         642                    9.11
 One to five years ..........       850         849         891                    8.37
 Five to ten years ..........     5,030       5,115       5,235                    7.08
 Over ten years .............     2,065       2,069       2,077                    6.82
                               --------    --------    --------                    ----
  Total .....................     8,580       8,668       8,845       7/4          7.29
                               --------    --------    --------       ---          ----
Marketable equity securities      4,392       4,392       4,392       N/A          6.43
                               --------    --------    --------       ---          ----
Total portfolio .............  $212,879    $212,721    $215,026       4/2          6.22%
                               ========    ========    ========       ===          ====



                                       1997                    1996
                              ----------------------- ----------------------
                                           Estimated               Estimated
                               Amortized      Fair     Amortized     Fair
                                  Cost       Value        Cost       Value
                              ----------- ----------- ----------- ----------
HELD-TO-MATURITY
U.S. Treasury securities:
 Within one year ............  $  6,934    $  6,929    $  7,507    $  7,521
 One to five years ..........    10,379      10,433      11,828      11,790
 Five to ten years ..........         0           0           0           0
 Over ten years .............         0           0           0           0
                               --------    --------    --------    --------
  Total .....................    17,313      17,362      19,335      19,311
                               --------    --------    --------    --------
Securities of other U.S.
 Government agencies and
 corporations:
 Within one year ............     3,718       3,726       1,000       1,006
 One to five years ..........     5,865       5,875       8,562       8,533
 Five to ten years ..........         0           0           0           0
 Over ten years .............         0           0           0           0
                               --------    --------    --------    --------
  Total .....................     9,583       9,601       9,562       9,539
                               --------    --------    --------    --------
Mortgage-backed securities:
 Within one year ............         0           0          41          43
 One to five years ..........        63          65           0           0
 Five to ten years ..........        25          27         107         111
 Over ten years .............        56          60          72          77
                               --------    --------    --------    --------
  Total .....................       144         152         220         231
                               --------    --------    --------    --------
Obligations of states and
 political subdivisions:
 Within one year ............     1,370       1,375         330         332
 One to five years ..........     3,144       3,226       4,465       4,581
 Five to ten years ..........       235         237         509         519
 Over ten years .............       112         111         182         212
                               --------    --------    --------    --------
  Total .....................     4,861       4,949       5,486       5,644
                               --------    --------    --------    --------
Total portfolio .............  $ 31,901    $ 32,064    $ 34,603    $ 34,725
                               ========    ========    ========    ========
AVAILABLE-FOR-SALE
U.S. Treasury securities:
 Within one year ............  $ 10,684    $ 10,701    $ 10,713    $ 10,781
 One to five years ..........    26,689      27,014      29,195      29,387
 Five to ten years ..........       987       1,001           0           0
 Over ten years .............         0           0           0           0
                               --------    --------    --------    --------
  Total .....................    38,360      38,716      39,908      40,168
                               --------    --------    --------    --------
Securities of other U.S.
 Government agencies
 and corporations:
 Within one year ............    14,595      14,638       8,035       8,035
 One to five years ..........    40,109      40,276      49,905      49,888
 Five to ten years ..........    19,669      19,852         955         980
 Over ten years .............     3,768       3,794       4,616       4,622
                               --------    --------    --------    --------
  Total .....................    78,141      78,560      63,511      63,525
                               --------    --------    --------    --------
Mortgage-backed securities:
 Within one year ............       812         813           3           3
 One to five years ..........     3,764       3,778           0           0
 Five to ten years ..........    12,557      12,671       5,535       5,560
 Over ten years .............    19,370      19,577      19,404      19,346
                               --------    --------    --------    --------
  Total .....................    36,503      36,839      24,942      24,909
                               --------    --------    --------    --------
Obligations of states and
 political subdivisions:
 Within one year ............       296         298         240         241
 One to five years ..........     1,311       1,359       1,711       1,775
 Five to ten years ..........     3,479       3,567       2,193       2,242
 Over ten years .............         0           0           0           0
                               --------    --------    --------    --------
  Total .....................     5,086       5,224       4,144       4,258
                               --------    --------    --------    --------
Marketable equity securities      6,085       6,085       5,296       5,296
                               --------    --------    --------    --------
Total portfolio .............  $164,175    $165,424    $137,801    $138,156
                               ========    ========    ========    ========

---------
(1) Tax equivalent yield has been calculated using an incremental income tax rate of 34%.

     Investment securities available-for-sale are held for expected liquidity requirements, capital planning, and asset/liability management. Such securities, recorded at fair value, were $215 million or 92.9% of the total investment portfolio at December 31, 1998 compared with $165.4 million or 81.9% at December 31, 1997. The unrealized gain on investment securities available-for-sale, net of tax, was $1.5 million and $814 thousand at December 31, 1998 and 1997, respectively.

     Investment securities held-to-maturity and recorded at amortized cost aggregated $16.5 million or 7.1% of the total investment portfolio at December 31, 1998 compared with $31.9 million or 18.1% at December 31, 1997. The estimated fair value of such securities exceeded the carrying value by $253 thousand or 1.5% and $164 thousand or 0.5% at December 31, 1998 and 1997, respectively.


     Loans

     Loans, the largest component of earning assets, represented 74.4% of average earning assets and 69.4% of average total assets during 1998, compared with 75.4% and 70.0%, respectively, during 1997. In 1998, average loans grew 14.3% to $694.4 million from $607.4 million in 1997. In 1998, the Corporation focused on growth in new markets, loan quality, and expansion of existing customer relationships.

     Loan policies and procedures provide the overall direction for administration of the loan portfolio. The lending strategy focuses on quality growth in each of the Corporation's market areas. The Corporation's loan underwriting process is intended to ensure that sound and consistent credit decisions are made.

     The Corporation's commercial lenders focus primarily on small and medium-sized businesses in their primary market areas. The markets along the coasts of North Carolina and South Carolina are dependent on the tourism industry and are seasonal in nature. However, the Corporation's lenders have a high level of experience analyzing the different types of businesses competing in this industry in their primary market areas. Loan demand slowed considerably during the second half of 1998.

     Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During 1998, the Corporation did not experience any material credit deterioration attributable to adverse trends in specific markets or the economy in general.

     In 1998, the Corporation expanded its market area away from the coasts of South Carolina and North Carolina. With the acquisitions of ComSouth and M&M during 1998, the Corporation expanded into the Midlands and Pee Dee areas of South Carolina, and strengthened its presence in Charleston, South Carolina. This expansion has provided an opportunity for growth and diversification. Loans, net of unearned income, at December 31, 1998 increased 5.3% to $701.2 million compared with $665.6 million reported in 1997. This growth was due to quality loan demand and expansion into new market areas.

     The composition of the loan portfolio at December 31 for the last five years is presented in Table 6. Commercial, financial, and agricultural loans decreased 3.6% from 1997 and represent 16.7% of gross loans at December 31, 1998. Real estate-construction loans, which were 8.7% of gross loans at December 31, 1998, decreased 5.6% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 16.1% from 1997 and represent 43.2% of gross loans at December 31, 1998. Installment loans to individuals, which include residential real estate loans, represent 22.8% of gross loans and decreased 8.3% during 1998.

Table 6
LOAN PORTFOLIO COMPOSITION
(December 31 balances in thousands)



                                           1998                   1997
                                  ---------------------- ----------------------
                                                Percent                Percent
                                     Amount    of Gross     Amount    of Gross
                                  ----------- ---------- ----------- ----------
Commercial, financial, and
 agricultural ...................  $117,042       16.7%   $121,426       18.2%
Real estate -- construction .....    60,811        8.7      64,417        9.7
Real estate -- mortgage .........   302,819       43.2     260,928       39.2
Installment loans to
 individuals ....................   160,106       22.8     174,554       26.2
Other ...........................    60,532        8.6      44,383        6.7
                                   --------      -----    --------      -----
Gross loans .....................   701,310      100.0%    665,708      100.0%
                                                 =====                  =====
Unearned income .................      (152)                  (119)
                                   --------               --------
Total loans .....................  $701,158               $665,589
                                   ========               ========



                                           1996                   1995                  1994
                                  ---------------------- ---------------------- ---------------------
                                                Percent                Percent               Percent
                                     Amount    of Gross     Amount    of Gross     Amount    of Gross
                                  ----------- ---------- ----------- ---------- ----------- ---------
Commercial, financial, and
 agricultural ...................  $107,991       19.9%   $195,489       44.5%   $146,141      41.8%
Real estate -- construction .....    43,249        8.0      23,295        5.3      14,132       4.1
Real estate -- mortgage .........   215,000       39.6     107,272       24.4     108,706      31.1
Installment loans to
 individuals ....................   146,762       27.1     101,538       23.1      71,400      20.4
Other ...........................    29,104        5.4      11,688        2.7       8,925       2.6
                                   --------      -----    --------      -----    --------     -----
Gross loans .....................   542,106      100.0%    439,282      100.0%    349,304     100.0%
                                                 =====                  =====                 =====
Unearned income .................       (97)                   (25)                   (31)
                                   --------               --------               --------
Total loans .....................  $542,009               $439,257               $349,273
                                   ========               ========               ========

     The changing mix of the loan portfolio reflects the Corporation's expansion into new market areas and the changing economy. While several categories of loans decreased in 1998, the growth in commercial real estate loans offset the decrease and led the loan portfolio's growth. The primary reason for this increase is the rapid growth and expansion of commercial business in the Corporation's market areas.


Table 7
SELECTED LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(December 31, 1998 balances in thousands)



                                                         One Year     One to     Over Five
                                                          or Less   Five Years     Years      Total
                                                        ---------- ------------ ---------- -----------
Types of loans:
 Commercial, financial and agricultural ...............  $ 58,292    $ 47,925    $ 10,825   $117,042
 Real estate -- construction ..........................    24,160      20,135      16,516     60,811
 Real estate -- mortgage ..............................    44,868     135,224     122,727    302,819
 Installment loans to individuals and other loans .....    60,665      93,834      65,987    220,486
                                                         --------    --------    --------   --------
   Total ..............................................  $187,985    $297,118    $216,055   $701,158
                                                         ========    ========    ========   ========
Total of loans above with:
 Predetermined interest rates .........................  $ 80,010    $225,054    $ 78,983   $384,047
 Adjustable interest rates ............................   107,975      72,064     137,072    317,111
                                                         --------    --------    --------   --------
   Total ..............................................  $187,985    $297,118    $216,055   $701,158
                                                         ========    ========    ========   ========

---------
(1) Loan balances include unearned income.



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

NONPERFORMING ASSETS
(Balances at December 31, in thousands)



                                                                        1998        1997        1996        1995        1994
                                                                    ----------- ----------- ----------- ----------- -----------
Nonaccrual loans ..................................................   $ 1,628     $   790     $   991     $ 1,034     $ 2,823
Loans past due ninety days or more ................................         0          78         137          87          37
Troubled debt restructurings ......................................         0           0           0           0           0
Other real estate owned ...........................................       213         187         126         301         487
                                                                      -------     -------     -------     -------     -------
Total nonperforming assets ........................................   $ 1,841     $ 1,055     $ 1,254     $ 1,422     $ 3,347
                                                                      =======     =======     =======     =======     =======
Nonperforming assets to total loans and other real estate owned ...      0.26%       0.16%       0.23%       0.32%       0.96%

     During 1998, nonperforming assets increased $786 thousand to $1.8 million, compared with $1.1 million reported in 1997. The primary reason for nonperforming assets increasing during 1998 was that two borrowers of one of the acquired entities totaling $901 thousand were placed on nonaccrual prior to the merger. Appropriate write-downs have been taken on these loans and no further losses are anticipated. There were no loans past due 90 days or more in 1998. The nonperforming assets to total loans and other real estate owned ratio increased to 0.26% and remains at a very favorable level. During 1997, nonperforming assets declined slightly and the nonperforming assets to total loans and other real estate owned ratio was 0.16%.


  Allowance For Loan Losses

     An analysis of activity in the allowance for loan losses is presented in Table 8. The allowance for loan losses is established and maintained through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance.


Table 8
SUMMARY OF LOAN LOSS EXPERIENCE
(December 31 Balances in thousands)



                                                                              1998        1997
                                                                          ----------- -----------
Allowance for loan losses at beginning of year ..........................   $ 7,322     $ 6,631
                                                                            -------     -------
Amounts charged off during year:
 Commercial, financial and agricultural .................................     1,742       1,304
 Real estate -- construction ............................................         0           0
 Real estate -- mortgage ................................................       136         133
 Installment loans to individuals and other loans .......................       329         212
                                                                            -------     -------
   Total loans charged off ..............................................     2,207       1,649
                                                                            -------     -------
Amount of recoveries during year:
 Commercial, financial and agricultural .................................       592         260
 Real estate -- construction ............................................         0           0
 Real estate -- mortgage ................................................        33          11
 Installment loans to individuals and other loans .......................        85          25
                                                                            -------     -------
   Total recoveries .....................................................       710         296
                                                                            -------     -------
Net loans charged off ...................................................     1,497       1,353
                                                                            -------     -------
Provision for loan losses ...............................................     2,472       2,044
                                                                            -------     -------
Allowance for loan losses at end of year ................................   $ 8,297     $ 7,322
                                                                            =======     =======
Ratio of net charge-offs during the year to average loans outstanding
 during the year ........................................................      0.22%       0.22%



                                                                              1996        1995        1994
                                                                          ----------- ----------- -----------
Allowance for loan losses at beginning of year ..........................   $ 5,649     $ 5,116     $ 5,280
                                                                            -------     -------     -------
Amounts charged off during year:
 Commercial, financial and agricultural .................................       278         338       1,086
 Real estate -- construction ............................................         0         130         241
 Real estate -- mortgage ................................................        86         147         216
 Installment loans to individuals and other loans .......................       152         193         278
                                                                            -------     -------     -------
   Total loans charged off ..............................................       516         808       1,821
                                                                            -------     -------     -------
Amount of recoveries during year:
 Commercial, financial and agricultural .................................       188         481         198
 Real estate -- construction ............................................         0           0          63
 Real estate -- mortgage ................................................       131          13          13
 Installment loans to individuals and other loans .......................        39          17          94
                                                                            -------     -------     -------
   Total recoveries .....................................................       358         511         368
                                                                            -------     -------     -------
Net loans charged off ...................................................       158         297       1,453
                                                                            -------     -------     -------
Provision for loan losses ...............................................     1,140         830       1,289
                                                                            -------     -------     -------
Allowance for loan losses at end of year ................................   $ 6,631     $ 5,649     $ 5,116
                                                                            =======     =======     =======
Ratio of net charge-offs during the year to average loans outstanding
 during the year ........................................................      0.03%       0.08%       0.44%

     The ratio of net charge-offs to average loans was 0.22% in 1998 and 1997, and 0.03% in 1996. A $1.7 million provision for loan losses, excluding $800 thousand of additional provision for loan losses necessitated by charge-offs at the acquired banks in a similar amount, was made in 1998, compared with $2.0 million in 1997, and $1.1 million in 1996.

     The decreased level of the provision for loan losses during 1998 was primarily attributable to loan growth slowing during the second half of 1998 and a significant decrease in net charge-offs, excluding the $800 thousand in charge-offs at the acquired banks. The provision for loan losses was made to reflect potential losses inherent in the loan portfolio and was not attributable to individual loans for which management believed specific accruals were necessary at December 31, 1998. The level of the provision for loan losses increased in 1997 and primarily reflected a higher level of net charge-offs at banks that were acquired in 1998 and significant loan growth.

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

     In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation's policy to apply the provisions of SFAS No. 114 to nonaccrual commercial loans. At December 31, 1998, impaired loans had a related specific allowance for loan losses totaling $243.3 thousand. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 1998.

     Table 9 presents an allocation of the allowance for loan losses by different loan categories. The breakdown is based upon a number of qualitative factors, and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.


Table 9
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(December 31 balances in thousands)



                                            1998                   1997                   1996
                                   ---------------------- ---------------------- ----------------------
                                              Percent of             Percent of             Percent of
                                    Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                   -------- ------------- -------- ------------- -------- -------------
Commercial, financial, and
 agricultural ....................  $2,961       16.7%     $3,072       18.2%     $2,992       19.9%
Real estate -- construction ......     554        8.7         587        9.7         400        8.0
Real estate -- mortgage ..........   1,277       43.2       1,100       39.2         994       39.6
Installment loans to individuals
 and other loans .................   3,005       31.4       1,909       32.9       1,586       32.5
Unallocated ......................     500                    654                    659
                                    ------      -----      ------      -----      ------      -----
  Total ..........................  $8,297      100.0%     $7,322      100.0%     $6,631      100.0%
                                    ======      =====      ======      =====      ======      =====



                                            1995                  1994
                                   ---------------------- ---------------------
                                              Percent of            Percent of
                                    Amount   Total Loans   Amount   Total Loans
                                   -------- ------------- -------- ------------
Commercial, financial, and
 agricultural ....................  $2,850       44.5%     $2,552       41.8%
Real estate -- construction ......     510        5.3         146        4.1
Real estate -- mortgage ..........     513       24.4         740       31.1
Installment loans to individuals
 and other loans .................   1,102       25.8       1,059       23.0
Unallocated ......................     674                    619
                                    ------      -----      ------      -----
  Total ..........................  $5,649      100.0%     $5,116      100.0%
                                    ======      =====      ======      =====

  Funding Sources

     Average deposits increased 13.7% to $838.2 million in 1998 from $737.4 million in 1997. In 1998, the mix of interest-bearing deposits changed as average certificates of deposit increased 11.5%, while average interest checking, money market and savings accounts as a group increased 14.5%. Average certificates of deposit represented 32.3% of average deposits in 1998 compared with 32.9% in 1997. Average interest checking, money market and savings accounts as a group were 49.6% of average deposits in 1998 compared with 49.2% in 1997. Average demand deposits increased 15.3% to $152.2 million and represented 18.2% of average deposits in 1998 compared with 17.9% in 1997.

     Average short-term borrowings increased $11.2 million or 48.2% to $34.4 million in 1998 from $23.2 million in 1997. With the seasonality of the Corporation's market area, the Corporation typically borrows money from correspondent banks and the Federal Home Loan Bank ("FHLB") in the winter months when deposits are at their lowest levels and loan demand is at its highest. Pursuant to collateral agreements with the FHLB, advances are secured by stock in the FHLB and qualifying first mortgage loans in the amount of $87.5 million. The Corporation's liquidity position remained favorable through the winter months of 1998, however, the need for short-term borrowings increased during the year.

     At December 31, 1998, the Corporation had short-term borrowings of $58.8 million, an increase of $27.8 million from the $31.0 million reported at December 31, 1997. Of the $58.8 million in short-term borrowings, $15.0 million or 25.6%
was in federal funds purchased, an increase of 76.5% over federal funds purchased at December 31, 1997, and $42.4 million or 72.2% was in securities sold under agreements to repurchase. The primary reason for the increase in federal funds purchased was to fund seasonal lending needs. Securities sold under agreements to repurchase at December 31, 1998 more than doubled from December 31, 1997, primarily due to more customers purchasing the Corporation's cash management system, which uses this type of account.

     Advances from the FHLB with an initial maturity of more than one year totaled $32 million at December 31, 1998, versus $33 million at December 31, 1997. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB. Fixed interest rates on these advances ranged from 4.89% to 7.21%, payable monthly or quarterly, with principal due at various maturities ranging from 1999 to 2008.

     On December 20, 1996, the Corporation issued $6 million of 7.89% Subordinated Notes due December 20, 2006. Under the terms of the Subordinated Note Agreement, the balance of the debt can be prepaid on December 20, 2001 at par plus accrued and unpaid interest. On December 20, 2001, the interest rate on this issue will be reset to a rate approximately equal to the yield on the 5-year U.S. Treasury Note plus 195 basis points. On December 1, 1993, the Corporation issued $5 million of 8.60% Subordinated Notes due December 1, 2003. Under the terms of the Subordinated Note Agreement, the balance of the debt cannot be paid prior to its final maturity. The interest on these single principal payment issues is payable semi-annually of each year and at maturity. This long-term debt qualifies for inclusion in the determination of total capital under the risk-based capital guidelines.


  Capital Resources

     The Corporation maintains a strong level of capital as a margin of safety for its depositors and stockholders, as well as to provide for future growth and the ability to pay dividends. At December 31, 1998, stockholders' equity was $72.9 million versus $66.1 million at December 31, 1997. The Corporation paid cash dividends of $0.48 per share in 1998, $0.375 per share in 1997, and $0.28 per share in 1996.

     During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders' equity less goodwill and certain other intangibles divided by average assets) was 7.07% and 6.88% at December 31, 1998 and 1997, respectively, for the Corporation.

     The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders' equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 9.56% and 9.27% at December 31, 1998 and 1997, respectively, and a total risk-based capital ratio of 12.01% and 11.93% at December 31, 1998 and 1997, respectively, well above the regulatory requirements for a well-capitalized institution. Note 16 to the consolidated financial statements presents the Bank's actual capital amounts and ratios at December 31, 1998 and 1997.

     The following table shows several capital ratios for the last three years:


                                                        1998       1997       1996
                                                     ---------- ---------- ----------
                 Average stockholders' equity to:
                 Average assets ....................     7.06%      7.03%      7.37%
                 Average deposits ..................     8.42       8.27       8.59
                 Average loans and leases ..........    10.16      10.04      10.95
                 Risk-based capital ratios:
                 Tier 1 ............................     9.56       9.27      10.05
                 Total .............................    12.01      11.93      13.19
                 Tier 1 Leverage ratio .............     7.07       6.88       7.32




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

     To meet this need, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing during the winter months. Additionally, the Corporation has access to other funding sources, including federal funds purchased from correspondent banks and a line of credit with the FHLB, to meet its liquidity needs during the winter months.

     During the year ended December 31, 1998, the most significant cash flows impacting the components of the Corporation's liquidity related to a $37.1 million increase in net loans and a $33.2 million increase in net investment securities, which were funded by an increase of $35.3 million in deposits, and an increase of $31.4 million in federal funds purchased and securities sold under agreements to repurchase.

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

     Table 10 shows the Corporation's interest rate sensitivity at December 31, 1998, indicating a liability-sensitive position in the three months or less period and the four months to six months period and an asset-sensitive position in the seven months to twelve months period. On a cumulative basis through one year, the Corporation's rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $82.3 million or 8.8% of total interest-earning assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate the Corporation against interest rate risk. Given the current mix and maturity of the Corporation's assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on the Corporation's net interest margin.

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

Table 10
INTEREST RATE SENSITIVITY ANALYSIS
(December 31, 1998 balances in thousands)



                                                     0-3 mos.      4-6 mos.      7-12 mos.
                                                  ------------- -------------- -------------
Interest-earning assets:
 Loans ..........................................   $345,614       $ 32,314      $  51,797
 Investment securities ..........................      6,884          5,445          7,434
 Interest-bearing balances due from banks .......      7,592              0            200
                                                    --------       --------      ---------
   Total interest-earning assets ................   $360,090       $ 37,759      $  59,431
                                                    ========       ========      =========
Percent of total interest-earning assets ........       38.4%           4.0%           6.3%
Interest-bearing liabilities:
 Interest checking ..............................   $      0       $      0      $       0
 Savings ........................................          0              0              0
 Money market ...................................    264,193              0              0
 Certificates of deposit of $100,000 or more.....     41,371         14,337         13,576
 Certificates of deposit less than $100,000......     71,635         37,217         35,458
 Short-term borrowings ..........................     58,772              0              0
 Long-term debt .................................      3,000              0              0
 Subordinated notes .............................          0              0              0
                                                    --------       --------      ---------
   Total interest-bearing liabilities ...........    438,971         51,554         49,034
 Other sources -- net ...........................          0              0              0
                                                    --------       --------      ---------
   Total sources -- net .........................   $438,971       $ 51,554      $  49,034
                                                    ========       ========      =========
Percent of total interest-earning assets ........       46.8%           5.5%           5.2%
Interest-sensitive gap ..........................   $(78,881)      $(13,795)     $  10,397
Cumulative interest-sensitive gap ...............    (78,881)       (92,676)       (82,279)
Percent of total interest-earning assets ........       (8.4)%         (9.9)%         (8.8)%



                                                      Total         Over one
                                                      within        year or
                                                     one year    non-sensitive      Total
                                                  ------------- --------------- -------------
Interest-earning assets:
 Loans ..........................................   $429,725       $ 269,805      $ 699,530
 Investment securities ..........................     19,763         211,808        231,571
 Interest-bearing balances due from banks .......      7,792               0          7,792
                                                    --------       ---------      ---------
   Total interest-earning assets ................   $457,280       $ 481,613      $ 938,893
                                                    ========       =========      =========
Percent of total interest-earning assets ........       48.7%           51.3%         100.0%
Interest-bearing liabilities:
 Interest checking ..............................   $      0       $  96,740      $  96,740
 Savings ........................................          0          76,911         76,911
 Money market ...................................    264,193               0        264,193
 Certificates of deposit of $100,000 or more.....     69,284           6,710         75,994
 Certificates of deposit less than $100,000......    144,310          16,626        160,936
 Short-term borrowings ..........................     58,772               0         58,772
 Long-term debt .................................      3,000          29,000         32,000
 Subordinated notes .............................          0          11,000         11,000
                                                    --------       ---------      ---------
   Total interest-bearing liabilities ...........    539,559         236,987        776,546
 Other sources -- net ...........................          0         162,347        162,347
                                                    --------       ---------      ---------
   Total sources -- net .........................   $539,559       $ 399,334      $ 938,893
                                                    ========       =========      =========
Percent of total interest-earning assets ........       57.5%           42.5%         100.0%
Interest-sensitive gap ..........................   $(82,279)      $  82,279             --
Cumulative interest-sensitive gap ...............    (82,279)             --             --
Percent of total interest-earning assets ........       (8.8)%            --             --

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

Table 11
FINANCIAL INSTRUMENTS
(Balances in thousands)



                                                                    Expected Maturity
                                      -----------------------------------------------------------------------------
                                          1999         2000         2001         2002         2003      Thereafter
                                      ------------ ------------ ------------ ------------ ------------ ------------
Financial Assets:
Loans, net of unearned income
 Fixed Rate:
   Book value .......................   $ 80,010     $ 55,194     $ 77,708     $ 44,007     $ 48,145     $ 78,983
   Weighted average effective yield .       8.40%        9.18%        8.84%        8.87%        8.66%        8.07%
 Variable Rate:
   Book value .......................   $107,975     $ 15,774     $ 20,521     $ 18,188     $ 17,581     $137,072
   Weighted average effective yield .       8.40%        8.38%        8.38%        8.65%        8.33%        8.38%
Securities held-to-maturity
 Fixed Rate:
   Book value .......................   $  6,689     $  5,589     $  3,770     $    343     $      0     $    155
   Weighted average effective yield .       6.43%        6.69%        6.41%        8.66%        0.00%        6.60%
 Variable Rate:
   Book value .......................   $      0     $      0     $      0     $      0     $      0     $      0
   Weighted average effective yield .       0.00%        0.00%        0.00%        0.00%        0.00%        0.00%
Securities available-for-sale
 Fixed Rate:
   Book value .......................   $ 13,084     $ 15,729     $ 17,569     $  8,722     $ 22,173     $127,451
   Weighted average effective yield .       6.38%        6.20%        6.23%        6.42%        6.01%        6.22%
 Variable Rate:
   Book value .......................   $      0     $      0     $      0     $      0     $      0     $  5,905
   Weighted average effective yield .       0.00%        0.00%        0.00%        0.00%        0.00%        5.92%
Financial Liabilities:
Time deposits
 Fixed Rate:
   Book value .......................   $208,700     $ 15,909     $  2,708     $    609     $    526     $      0
   Weighted average effective rate ..       5.31%        5.71%        5.56%        6.15%        6.00%        0.00%
 Variable Rate:
   Book value .......................   $  7,354     $  1,091     $     31     $      2     $      0     $      0
   Weighted average effective rate ..       4.69%        4.69%        4.69%        4.69%        0.00%        0.00%
Long-term debt and subordinated notes
 Fixed Rate:
   Book value .......................   $  4,000     $  1,000     $  7,000     $  6,000     $ 15,000     $ 10,000
   Weighted average effective rate ..       5.66%        6.19%        7.65%        5.75%        6.13%        6.36%
 Variable Rate:
   Book value .......................   $      0     $      0     $      0     $      0     $      0     $      0
   Weighted average effective rate ..       0.00%        0.00%        0.00%        0.00%        0.00%        0.00%



                                          December 31, 1998
                                      -------------------------
                                          Total      Fair Value
                                      ------------- -----------
Financial Assets:
Loans, net of unearned income
 Fixed Rate:
   Book value .......................   $ 384,047    $391,061
   Weighted average effective yield .        8.62%
 Variable Rate:
   Book value .......................   $ 317,111    $317,111
   Weighted average effective yield .        8.40%
Securities held-to-maturity
 Fixed Rate:
   Book value .......................   $  16,546    $ 16,799
   Weighted average effective yield .        6.56%
 Variable Rate:
   Book value .......................   $       0    $      0
   Weighted average effective yield .        0.00%
Securities available-for-sale
 Fixed Rate:
   Book value .......................   $ 204,728    $204,728
   Weighted average effective yield .        6.22%
 Variable Rate:
   Book value .......................   $   5,905    $  5,905
   Weighted average effective yield .        5.92%
Financial Liabilities:
Time deposits
 Fixed Rate:
   Book value .......................   $ 228,452    $229,603
   Weighted average effective rate ..        5.34%
 Variable Rate:
   Book value .......................   $   8,478    $  8,478
   Weighted average effective rate ..        4.69%
Long-term debt and subordinated notes
 Fixed Rate:
   Book value .......................   $  43,000    $ 44,848
   Weighted average effective rate ..        6.33%
 Variable Rate:
   Book value .......................   $       0    $      0
   Weighted average effective rate ..        0.00%

     Table 11 summarizes the expected maturities and weighted average effective yields and interest rates associated with the Corporation's financial instruments. Cash and short-term investments, deposits (excluding time deposits), and short-term borrowings are excluded from Table 11, as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than thirty days and carry interest rates that approximate market. For further information on the fair value of financial instruments, see Note 14 to the consolidated financial statements.


     Accounting and Regulatory Matters

     In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The most common components of other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains and losses on available-for-sale securities. SFAS No. 130 does not require a specific format for the new financial statement, but does require that an amount representing total comprehensive income be reported. The Corporation adopted SFAS No. 130 on January 1, 1998.

     In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of (a) financial and descriptive information about reportable operating segments, (b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to the Corporation's financial statements, and
(c) information regarding revenues derived from the Corporation's products and services, information about major customers and information related to geographic areas. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Corporation on January 1, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits," ("SFAS No. 132"), an amendment of SFAS Nos. 87, 88, and 106. SFAS No. 132 revises employer's disclosures about pensions and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The Corporation adopted SFAS No. 132 effective January 1, 1998.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgages Held for Sale by a Mortgage Banking Enterprise," ("SFAS No. 134"). SFAS No. 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998, and the Corporation plans to adopt SFAS No. 134 in 1999. The effects of adoption are not expected to be material.

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

     PricewaterhouseCoopers LLP, as independent accountants, is engaged to provide an objective, independent review as to management's discharge of its responsibilities relating to the fairness of reported operating results and financial condition. They have an understanding of the Corporation's accounting and financial controls and conduct such tests and related procedures as they deem appropriate to arrive at an opinion of the fairness of the financial statements. Their opinion is included as a part of this Annual Report on Form 10-K.

     The management of the Corporation is committed to, and has always maintained and enforced, a philosophy of high ethical standards in the conduct of its business. The policies covering conflicts of interest, community affairs, and other subjects are uniformly applicable to all officers and employees of the Corporation.


ANCHOR FINANCIAL CORPORATION


Myrtle Beach, South Carolina
February 19, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Anchor Financial Corporation

     In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Anchor Financial Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ComSouth Bankshares Inc. and M&M Financial Corporation, which statements reflect total assets of $ 361,842,232 at December 31, 1997 and net interest income of $14,149,936, and $11,416,263 for the years ended December 31, 1997 and 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ComSouth Bankshares Inc. and M&M Financial Corporation, is based solely on the reports of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Columbia, South Carolina
February 19, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ComSouth Bankshares, Inc.

     We have audited the consolidated balance sheets of ComSouth Bankshares, Inc. (the "Corporation") and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ J.W. Hunt and Company, LLP
Columbia, South Carolina
January 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO BOARD OF DIRECTORS
M&M FINANCIAL CORPORATION
Marion, South Carolina


     We have audited the consolidated balance sheets of M&M Financial as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&M Financial Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Tourville, Simpson & Henderson, LLP
Columbia, South Carolina
March 9, 1998

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                             December 31,
                                                                                  -----------------------------------
                                                                                         1998              1997
                                                                                  ------------------ ----------------
ASSETS
 Cash and due from banks ........................................................   $   43,743,583     $ 42,123,859
 Interest-bearing balances due from banks .......................................        7,791,974        2,566,151
 Federal funds sold .............................................................                0        6,820,000
 Investment securities:
   Held-to-maturity, at amortized cost (fair value of $16,798,854 in 1998 and
    $32,064,460 in 1997).........................................................       16,545,655       31,900,798
   Available-for-sale, at fair value ............................................      215,025,562      165,424,294
                                                                                    --------------     ------------
 Total investment securities ....................................................      231,571,217      197,325,092
                                                                                    --------------     ------------
 Loans ..........................................................................      701,309,305      665,707,501
   Less -- unearned income ......................................................         (151,712)        (118,631)
        -- allowance for loan losses ............................................       (8,296,635)      (7,321,491)
                                                                                    --------------     ------------
 Net loans ......................................................................      692,860,958      658,267,379
                                                                                    --------------     ------------
 Premises and equipment .........................................................       22,065,304       22,432,590
 Other assets ...................................................................       16,774,179       15,919,297
                                                                                    --------------     ------------
Total assets ....................................................................   $1,014,807,215     $945,454,368
                                                                                    ==============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
    Demand deposits .............................................................   $  157,242,527     $140,840,476
    NOW and money market accounts ...............................................      360,933,245      295,530,031
    Time deposits $100,000 and over..............................................       75,993,814      122,048,841
    Other time and savings deposits .............................................      237,846,760      238,262,671
                                                                                    --------------     ------------
   Total deposits ...............................................................      832,016,346      796,682,019

   Federal funds purchased and securities sold under agreements to repurchase ...       57,374,526       25,966,838
   Other short-term borrowings ..................................................        1,396,927        5,065,450
   Long-term debt ...............................................................       32,000,000       34,189,167
   Subordinated notes ...........................................................       11,000,000       11,000,000
   Other liabilities ............................................................        8,123,716        6,450,489
                                                                                    --------------     ------------
 Total liabilities ..............................................................      941,911,515      879,353,963
                                                                                    --------------     ------------
 Stockholders' Equity:
   Common stock, no par value; 50,000,000 shares authorized; shares issued and
    outstanding -- 6,533,108 in 1998 and 6,430,694 in 1997 ......................       47,151,149       46,153,141
   Retained earnings ............................................................       25,318,399       19,660,080
   Accumulated other comprehensive income .......................................        1,521,152          813,809
   Unearned ESOP shares .........................................................       (1,095,000)        (526,625)
                                                                                    --------------     ------------
 Total stockholders' equity .....................................................       72,895,700       66,100,405
                                                                                    --------------     ------------
 Commitments and Contingencies (Note 15)

Total liabilities and stockholders' equity ......................................   $1,014,807,215     $945,454,368
                                                                                    ==============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                      Year ended December 31,
                                                           ----------------------------------------------
                                                                 1998            1997           1996
                                                           ---------------- -------------- --------------
INTEREST INCOME:
 Interest and fees on loans ..............................   $ 64,476,945    $58,091,521    $46,333,791
 Interest on investment securities:
   Taxable ...............................................     12,765,778     11,260,353      9,595,309
   Non-taxable ...........................................        509,258        493,483        509,354
 Other interest income ...................................      1,439,580        606,726        773,806
                                                             ------------    -----------    -----------
Total interest income ....................................     79,191,561     70,452,083     57,212,260
                                                             ------------    -----------    -----------
INTEREST EXPENSE:
 Interest on deposits ....................................     31,257,113     27,845,800     22,787,796
 Interest on short-term borrowings .......................      1,729,961      1,213,026        802,152
 Interest on long-term borrowings ........................      2,180,842      1,741,576      1,331,048
 Interest on subordinated notes ..........................        931,225        931,225        455,688
                                                             ------------    -----------    -----------
Total interest expense ...................................     36,099,141     31,731,627     25,376,684
                                                             ------------    -----------    -----------
Net interest income ......................................     43,092,420     38,720,456     31,835,576
Provision for loan losses ................................      2,472,000      2,044,000      1,140,000
                                                             ------------    -----------    -----------
Net interest income after provision for loan losses ......     40,620,420     36,676,456     30,695,576
                                                             ------------    -----------    -----------
NONINTEREST INCOME:
 Service charges on deposit accounts .....................      3,754,094      3,635,562      3,359,300
 Commissions and fees ....................................      1,993,773      1,698,993      1,206,594
 Trust income ............................................        422,876        312,913        257,703
 Gains on sales of mortgage loans ........................      1,570,775        768,126        592,853
 Gains (losses) on sales of investment securities, net ...        106,702        (17,420)       (14,523)
 Other operating income ..................................        825,570        665,943        697,856
                                                             ------------    -----------    -----------
Total noninterest income .................................      8,673,790      7,064,117      6,099,783
                                                             ------------    -----------    -----------
NONINTEREST EXPENSE:
 Salaries and employee benefits ..........................     19,475,145     15,891,941     13,708,211
 Net occupancy expense ...................................      2,286,093      2,098,568      2,011,028
 Equipment expense .......................................      2,274,025      2,232,787      2,249,662
 Other operating expense .................................     11,885,512      8,975,043      7,583,598
                                                             ------------    -----------    -----------
Total noninterest expense ................................     35,920,775     29,198,339     25,552,499
                                                             ------------    -----------    -----------
Income before income taxes ...............................     13,373,435     14,542,234     11,242,860
Provision for income taxes ...............................      5,251,429      5,305,284      3,951,990
                                                             ------------    -----------    -----------
Net income ...............................................   $  8,122,006    $ 9,236,950    $ 7,290,870
                                                             ============    ===========    ===========
Net Income per share -- basic ............................   $       1.27    $      1.46    $      1.16
                                                             ============    ===========    ===========
Net Income per share -- diluted ..........................   $       1.21    $      1.38    $      1.11
                                                             ============    ===========    ===========
Weighted average common shares outstanding -- basic ......      6,407,096      6,317,141      6,271,333
                                                             ============    ===========    ===========
Weighted average common shares outstanding -- diluted ....      6,732,590      6,703,191      6,539,544
                                                             ============    ===========    ===========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME




                                                           Common Stock
                                                   ----------------------------     Retained
                                                       Shares        Amount         earnings
                                                   ------------- -------------- ---------------
Balance at December 31, 1995 .....................   6,342,688    $44,887,216    $  6,373,713
 Comprehensive Income
  Net income .....................................                                  7,290,870
  Other comprehensive income, net of tax .........
   Unrealized loss on investment securities ......
 Total Comprehensive Income ......................
 Common stock issued pursuant to:
  Dividend Reinvestment Plan .....................       8,436        170,874         (16,872)
  Stock Option Plan ..............................      28,687        166,571         (38,193)
 Fractional shares paid in stock split ...........                                     (2,216)
 Change in unearned ESOP shares ..................                     76,711          23,495
 Cash dividends ($0.28 per share).................                                 (1,072,141)
 Cash dividends from:
  Acquired entities ..............................                                   (335,372)
                                                     ---------    -----------    ------------
Balance at December 31, 1996 .....................   6,379,811    $45,301,372    $ 12,223,284
 Comprehensive Income
  Net income .....................................                                  9,236,950
  Other comprehensive income, net of tax .........
   Unrealized gains on investment securities .....
 Total Comprehensive Income ......................
 Common stock issued pursuant to:
  Dividend Reinvestment Plan .....................       7,542        202,473         (10,902)
  Stock Option Plan ..............................      43,362        282,352          (4,000)
 Fractional shares paid in stock split ...........         (21)          (123)         (2,526)
 Tax benefit from exercised stock options ........                    218,031
 Change in unearned ESOP shares ..................                    149,036          26,612
 Cash dividends ($0.375 per share)................                                 (1,440,429)
 Cash dividends from:
  Acquired entities ..............................                                   (368,909)
                                                     ---------    -----------    ------------
Balance at December 31, 1997 .....................   6,430,694    $46,153,141    $ 19,660,080
 Comprehensive Income
  Net income .....................................                                  8,122,006
  Other comprehensive income, net of tax .........
   Unrealized gains on investment securities .....
 Total Comprehensive Income ......................
 Common stock issued pursuant to:
  Dividend Reinvestment Plan .....................       7,483        295,067
  Stock Option Plan ..............................      95,358        350,957
 Fractional shares paid in acquisitions ..........        (427)                       (15,718)
 Change in unearned ESOP shares ..................                    351,984          30,971
 Cash dividends ($0.48 per share).................                                 (2,478,940)
                                                     ---------    -----------    ------------
Balance at December 31, 1998 .....................   6,533,108    $47,151,149    $ 25,318,399
                                                     =========    ===========    ============



                                                     Accumulated
                                                        other                           Total
                                                    comprehensive   Unearned ESOP   stockholders'
                                                        income          shares         equity
                                                   --------------- --------------- --------------
Balance at December 31, 1995 .....................   $  388,106     ($   836,609)   $ 50,812,426
 Comprehensive Income
  Net income .....................................                                     7,290,870
  Other comprehensive income, net of tax .........
   Unrealized loss on investment securities ......     (152,636)                        (152,636)
                                                                                    ------------
 Total Comprehensive Income ......................                                     7,138,234
                                                                                    ------------
 Common stock issued pursuant to:
  Dividend Reinvestment Plan .....................                                       154,002
  Stock Option Plan ..............................                                       128,378
 Fractional shares paid in stock split ...........                                        (2,216)
 Change in unearned ESOP shares ..................                       203,359         303,565
 Cash dividends ($0.28 per share).................                                    (1,072,141)
 Cash dividends from:
  Acquired entities ..............................                                      (335,372)
                                                     -----------    ------------    ------------
Balance at December 31, 1996 .....................   $  235,470     ($   633,250)   $ 57,126,876
 Comprehensive Income
  Net income .....................................                                     9,236,950
  Other comprehensive income, net of tax .........
   Unrealized gains on investment securities .....      578,339                          578,339
                                                                                    ------------
 Total Comprehensive Income ......................                                     9,815,289
                                                                                    ------------
 Common stock issued pursuant to:
  Dividend Reinvestment Plan .....................                                       191,571
  Stock Option Plan ..............................                                       278,352
 Fractional shares paid in stock split ...........                                        (2,649)
 Tax benefit from exercised stock options ........                                       218,031
 Change in unearned ESOP shares ..................                       106,625         282,273
 Cash dividends ($0.375 per share)................                                    (1,440,429)
 Cash dividends from:
  Acquired entities ..............................                                      (368,909)
                                                     -----------    ------------    ------------
Balance at December 31, 1997 .....................   $  813,809     ($   526,625)   $ 66,100,405
 Comprehensive Income
  Net income .....................................                                     8,122,006
  Other comprehensive income, net of tax .........
   Unrealized gains on investment securities .....      707,343                          707,343
                                                     -----------    ------------    ------------
 Total Comprehensive Income ......................                                     8,829,349
                                                                                    ------------
 Common stock issued pursuant to:
  Dividend Reinvestment Plan .....................                                       295,067
  Stock Option Plan ..............................                                       350,957
 Fractional shares paid in acquisitions ..........                                       (15,718)
 Change in unearned ESOP shares ..................                      (568,375)       (185,420)
 Cash dividends ($0.48 per share).................                                    (2,478,940)
                                                     -----------    ------------    ------------
Balance at December 31, 1998 .....................   $1,521,152     ($ 1,095,000)   $ 72,895,700
                                                     ==========      ===========    ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years ended December 31,
                                                                            ----------------------------------------------------
                                                                                   1998             1997              1996
                                                                            ----------------- ---------------- -----------------
Cash flows from operating activities:
 Net income ...............................................................  $    8,122,006    $    9,236,950   $    7,290,870
 Adjustments to reconcile net income to net cash provided by operating activities:
   Accretion and amortization of investment securities ....................        (279,353)         (220,988)         (54,822)
   Depreciation and amortization ..........................................       2,644,402         2,527,049        2,343,950
   Provision for loan losses ..............................................       2,472,000         2,044,000        1,140,000
   (Gains) losses on sales of investment securities, net ..................        (106,702)           17,420           14,523
   Gains on sales of mortgage loans .......................................      (1,570,775)         (768,126)        (592,853)
   Gains on sales of premises and equipment ...............................        (114,359)           (9,230)         (14,302)
   Change in interest receivable ..........................................          88,036          (999,370)        (878,554)
   Change in other assets .................................................      (2,007,441)         (446,190)         150,443
   Change in deferred taxes ...............................................      (1,064,523)           62,403         (194,414)
   Change in interest payable .............................................        (335,160)        1,066,309          528,351
   Change in other liabilities ............................................       2,008,387            18,816         (181,401)
   Origination of mortgage loans held for sale ............................    (112,816,061)      (16,251,094)      (9,755,750)
   Proceeds from sales of mortgage loans held for sale ....................     114,466,551        16,616,789        9,279,337
   Net change in unearned ESOP shares .....................................        (185,420)          282,273          303,565
                                                                             --------------    --------------   --------------
Net cash provided by operating activities .................................      11,321,588        13,177,011        9,378,943
                                                                             --------------    --------------   --------------
Cash flows from investing activities:
 Purchase of investment securities held-to-maturity .......................               0        (6,963,543)     (10,676,990)
 Proceeds from maturities of investment securities held-to maturity .......      14,257,924         9,718,820       20,787,557
 Purchase of investment securities available-for-sale .....................    (146,053,480)      (72,507,126)     (74,762,151)
 Proceeds from sales of investment securities available-for-sale ..........      22,951,809        16,261,551       10,770,039
 Proceeds from maturities of investment securities available-for-sale .....      75,691,020        29,706,394       27,637,468
 Net change in loans ......................................................     (37,145,294)     (124,530,387)    (102,255,078)
 Capital expenditures .....................................................      (1,579,193)       (3,318,480)      (4,268,152)
 Purchase of insurance policies related to Salary Continuation Plan .......               0                 0       (1,875,000)
 Other, net ...............................................................       1,545,482          (313,080)          44,016
                                                                             --------------    --------------   --------------
Net cash used for investing activities ....................................     (70,331,732)     (151,945,851)    (134,598,291)
                                                                             --------------    --------------   --------------
Cash flows from financing activities:
 Net change in deposits ...................................................      35,334,327       123,589,345      105,370,015
 Net change in federal funds purchased and securities sold under
   agreements to repurchase ...............................................      31,407,688         8,420,968        4,264,939
 Net change in other short-term borrowings ................................      (3,668,523)        1,884,470        1,317,466
 Net change in long-term debt .............................................      (2,189,167)        9,989,167        9,200,000
 Proceeds from issuance of subordinated notes .............................               0                 0        6,000,000
 Proceeds from issuance of stock in accordance with:
   Stock Option Plan ......................................................         350,957           278,352          128,378
   Dividend Reinvestment Plan .............................................         295,067           191,571          154,002
 Cash dividends paid ......................................................      (2,478,940)       (1,809,338)      (1,407,513)
 Other, net ...............................................................         (15,718)          215,282           (2,216)
                                                                             --------------    --------------   --------------
Net cash provided by financing activities .................................      59,035,691       142,759,817      125,025,071
                                                                             --------------    --------------   --------------
Net change in cash and cash equivalents ...................................          25,547         3,990,977         (194,277)
Cash and cash equivalents at January 1 ....................................      51,510,010        47,519,033       47,713,310
                                                                             --------------    --------------   --------------
Cash and cash equivalents at December 31 ..................................  $   51,535,557    $   51,510,010   $   47,519,033
                                                                             ==============    ==============   ==============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest .................................................................  $   36,434,301    $   30,673,422   $   24,848,333
 Income taxes .............................................................       5,654,586         5,188,986        4,545,718

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Principles of Consolidation: On August 31, 1998, Anchor Financial Corporation merged with ComSouth Bankshares Inc. (ComSouth) and M&M Financial Corporation (M&M). The surviving entity was Anchor Financial Corporation (the Corporation). The transactions were accounted for as poolings of interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the merger had been in effect for all periods presented. All expenses relating to affecting the poolings of interests have been deducted in determining the net income of the Corporation in 1998.

     The Corporation is a registered bank holding company incorporated on January 6, 1984 under the laws of the State of South Carolina. The Corporation was formed to acquire The Anchor Bank (the Bank) and to invest in other bank-related businesses. The Corporation provides its customers with banking services through its principal subsidiary, the Bank. The Corporation owns 100% of the issued and outstanding stock of the Bank, Anchor Automated Services, Inc., and Marion National Investment Corporation (collectively the "Subsidiaries").

     The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     On August 11, 1997, the Board of Directors of the Corporation completed a three-for-two split of its common stock. Accordingly, the consolidated financial statements have been restated for all years to reflect the impact of the stock split.

     Use of Estimates: The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investment Securities: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines at the time of purchase the classification of securities as either held-to-maturity, available-for-sale, or trading. In determining such classification, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. All other securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis as accumulated other comprehensive income. Realized gains and losses are recognized on the specific identification method. Premiums and discounts are included in the basis of investment securities and are recognized in income using the effective interest method.

     Loans and Allowance for Loan Losses: Loans are reported at their face amount less payments collected. Unearned income on discounted loans is reported as a reduction of the loan balances and is recognized as income using the sum-of-the-months-digits method, a method approximating the effective interest method. Interest on non-discounted loans is recognized over the term of the loan based on the loan balance outstanding.

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

     Net nonrefundable fees and direct costs of loan originations, if material, are deferred and amortized over the lives of the underlying loans as an adjustment to interest income in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Deferred loan origination fees and direct costs, if material, associated with originating mortgage loans for sale to investors are deferred until the related loans are sold and are recognized as a component of the gain on the sale of mortgage loans.

     Generally, all commercial and commercial real estate loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans which are individually identified as being impaired, are generally classified as nonaccrual loans unless well secured and in the process of collection. Interest collections on nonaccrual loans for which ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation's policy to apply the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans on a loan by loan basis.

     The allowance for loan losses is maintained at a level considered adequate by management to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, recent loss experience, current economic conditions, risk characteristics of the various classifications of loans, underlying collateral values, and other relevant factors. Losses on loans are charged to and recoveries are credited to the allowance at the time the loss or recovery occurs. It is possible that a change in the relevant factors used in management's evaluation may occur in the future.

     Foreclosed Properties: Assets are classified as foreclosed properties upon actual foreclosure or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place.

     Foreclosed properties are carried at the lower of the recorded amount of the loan for which the property previously served as collateral, or the fair value of the property less estimated costs to sell.

     Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, less estimated costs to sell. Subsequent to foreclosure, gains and losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining foreclosed properties are expensed as incurred.

     Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset's estimated useful life (15 to 40 years for buildings and improvements; 3 to 20 years for furniture and equipment). Gains or losses on routine dispositions are charged to operating expenses, and improvements and betterments are capitalized. Interest cost incurred related to the construction of banking premises is included in the cost of the related asset.

     Intangible Assets: Goodwill and deposit base premium amounts arising from a bank acquisition in 1991 and included in other assets were $972,813 and $1,208,234 at December 31, 1998 and 1997, respectively, and are amortized over the expected lives of the related assets (generally 10 to 15 years) using the straight-line method of amortization.

     Segment Information: During the year ended December 31, 1998, the Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires that public business enterprises report certain information about operating segments in their annual financial statements. It also requires that enterprises disclose information about products and services provided by significant segments, geographic areas, major customers, differences between the measurement used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in measurement of segment amounts from period to period.

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Corporation has determined that it has one significant operating segment which is providing commercial banking services to its customers located along the coast and in the Midlands of South Carolina, and in certain coastal communities of North Carolina. The Corporation implements a community banking philosophy in which each geographic region markets each of the bank's products and services within the same competitive strategy.

     There are no differences between the measurements used in reporting segment information and those used in the Corporation's general-purpose financial statements, and the measurement of segment amounts has not changed for 1998 from prior years.

     Income Taxes: The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

     Statement of Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Corporation has defined cash on hand, amounts due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Comprehensive Income: The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements.

     Other: Securities and other property held by the Trust Department of the Bank in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets since such items are not assets of the Corporation.


NOTE 2 -- MERGERS AND ACQUISITIONS

     On August 31, 1998, the Corporation completed the merger of ComSouth with and into the Corporation through the issuance of .75 shares of the Corporation's common stock for each share of outstanding common stock of ComSouth, or 1,755,990 shares.

     In addition on August 31, 1998, the Corporation completed the merger of M&M with and into the Corporation through the issuance of .87 shares of the Corporation's common stock for each share of outstanding common stock of M&M, or 875,321 shares.

     The consolidated financial statements of the Corporation and its subsidiaries have been prepared to give retroactive effect to the mergers with ComSouth and M&M by combining the historical financial information of the companies for all periods presented. Pre-merger intercompany balances and transactions, as described below, have been eliminated.

     As of December 31, 1997 and 1996, the Corporation owned 78,478 shares of ComSouth common stock (58,874 shares after applying the ComSouth exchange ratio) with a recorded fair value of $1,747,000 and $759,000, respectively. The related unrealized gain of $842,000 (net of tax effect of $501,000) and $223,000 (net of tax effect of $132,000) was recorded as a component of stockholders' equity as of December 31, 1997 and 1996, respectively.

     As of December 31, 1997 and 1996, M&M owned 5,755 and 14,853 shares of the Corporation's common stock, respectively. M&M sold 9,300 shares of the Corporation's common stock in 1997 and recognized a $258,000 gain on the sale of the stock. The related unrealized gain of $100,000 (net of tax effect of $62,000) and $156,000 (net of tax effect of $98,000) was recorded as a component of stockholders' equity as of December 31, 1997 and 1996, respectively.

     Separate results of the pooled entities for the three years ended December 31, 1998, in thousands, are as follows:



                                       Corporation   ComSouth      M&M         Adjustments        Combined
                                      ------------- ---------- ---------- --------------------   ---------
Total Interest and Noninterest Income
 1998 ...............................    $65,053     $12,797    $10,227        $   (212)(1,4)     $87,865
 1997 ...............................     47,728      16,588     13,476            (276)(1)        77,516
 1996 ...............................     39,640      12,922     10,750                            63,312
Net Interest Income
 1998 ...............................     31,990       6,478      4,624                 (4)        43,092
 1997 ...............................     23,675       8,013      6,137             895 (2)        38,720
 1996 ...............................     19,783       6,353      5,064             636 (2)        31,836
Net Income
 1998 ...............................      6,108       1,178      1,048            (212)(1,4)       8,122
 1997 ...............................      6,114       2,254      1,127            (258)(1)         9,237
 1996 ...............................      4,769       1,828        859            (165)(3)         7,291

---------
(1) M&M realized gross gains of $212 and $258 on the sale of 5,758 and 9,300 shares of Anchor Common Stock during 1998 and 1997, respectively. The remaining adjustment in 1997 represents reclassification of certain immaterial income and expense amounts.

(2) The Corporation reclassified certain items classified by ComSouth and M&M as noninterest income to interest income.

(3) The consolidated financial statements have been adjusted to exclude from net income certain tax benefits recognized by ComSouth in the years 1993 to 1996 associated with the reversal of deferred tax valuation allowances.

(4) Amounts for the year ended December 31, 1998 for ComSouth and M&M include eight months of earnings due to the consummation of the mergers on August 31, 1998. Amounts reported for the Corporation include the earnings of the merged entity from August 31, 1998 to December 31, 1998.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

     The Bank is required by regulation to maintain average cash reserve balances based on a percentage of deposits. The average amount of the cash reserve balance for the year ended December 31, 1998 was approximately $14,391,000.


NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of investment securities held-to-maturity at December 31, 1998 and 1997 are presented below:



                                                             1998
                                     -----------------------------------------------------
                                                       Gross        Gross      Estimated
                                       Amortized    Unrealized   Unrealized       Fair
                                          Cost         Gains       Losses        Value
                                     ------------- ------------ ------------ -------------
U.S. Treasury securities ........... $ 9,357,924     $113,639        $0      $ 9,471,563
Securities of other U.S.
 Government agencies and
 corporations ......................   4,396,209       71,829         0        4,468,038
Mortgage-backed securities .........           0            0         0                0
Obligations of states and
 political subdivisions ............   2,791,522       67,731         0        2,859,253
                                     -----------     --------        --      -----------
Total debt securities .............. $16,545,655     $253,199        $0      $16,798,854
                                     ===========     ========        ==      ===========



                                                              1997
                                     -------------------------------------------------------
                                                        Gross        Gross       Estimated
                                        Amortized    Unrealized   Unrealized       Fair
                                          Cost          Gains       Losses         Value
                                     -------------- ------------ ------------ --------------
U.S. Treasury securities ...........  $17,313,382     $ 66,687      $18,142    $17,361,927
Securities of other U.S.
 Government agencies and
 corporations ......................    9,582,189       23,762        4,873      9,601,078
Mortgage-backed securities .........      144,137        7,804            0        151,941
Obligations of states and
 political subdivisions ............    4,861,090       88,424            0      4,949,514
                                      -----------     --------      -------    -----------
Total debt securities ..............  $31,900,798     $186,677      $23,015    $32,064,460
                                      ===========     ========      =======    ===========

     The amortized cost and the estimated fair value of investment securities available-for-sale at December 31, 1998 and 1997 are presented below:



                                                           1998
                                  -------------------------------------------------------
                                                     Gross        Gross       Estimated
                                     Amortized    Unrealized   Unrealized       Fair
                                       Cost          Gains       Losses         Value
                                  -------------- ------------ ------------ --------------
U.S. Treasury securities ........ $ 22,615,629   $  661,152   $      0     $ 23,276,781
Securities of other U.S.
 Government agencies and
 corporations ...................   93,738,419    1,165,564     65,776       94,838,207
Mortgage-backed securities.......   83,306,455      723,489    355,928       83,674,016
Obligations of states and
 political subdivisions .........    8,668,120      217,433     41,159        8,844,394
                                  ------------   ----------   --------     ------------
Total debt securities ...........  208,328,623    2,767,638    462,863      210,633,398
Marketable equity
 securities .....................    4,392,164            0          0        4,392,164
                                  ------------   ----------   --------     ------------
Total investment securities ..... $212,720,787   $2,767,638   $462,863     $215,025,562
                                  ============   ==========   ========     ============



                                                           1997
                                  -------------------------------------------------------
                                                     Gross        Gross       Estimated
                                     Amortized    Unrealized   Unrealized       Fair
                                       Cost          Gains       Losses         Value
                                  -------------- ------------ ------------ --------------
U.S. Treasury securities ........ $ 38,359,676   $  382,413      $26,216   $ 38,715,873
Securities of other U.S.
 Government agencies and
 corporations ...................   78,140,991      467,689       48,372     78,560,308
Mortgage-backed securities.......   36,502,814      336,420          285     36,838,949
Obligations of states and
 political subdivisions .........    5,085,722      137,921            0      5,223,643
                                  ------------   ----------      -------   ------------
Total debt securities ...........  158,089,203    1,324,443       74,873    159,338,773
Marketable equity
 securities .....................    6,085,521            0            0      6,085,521
                                  ------------   ----------      -------   ------------
Total investment securities ..... $164,174,724   $1,324,443      $74,873   $165,424,294
                                  ============   ==========      =======   ============

     The amortized cost and estimated fair value of debt securities held-to-maturity at December 31, 1998, based on their contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.


                                                              Estimated
                                                Amortized        Fair
                                                   Cost         Value
                                              ------------- -------------

      Due in one year or less ...............  $ 6,688,572   $ 6,741,958
      Due after one year through five years .    9,702,443     9,898,444
      Due after five years through ten years       154,640       158,452
      Due after ten years ...................            0             0
                                               -----------   -----------
      Total .................................  $16,545,655   $16,798,854
                                               ===========   ===========

     The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 1998, based on contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 -- INVESTMENT SECURITIES -- (Continued)



                                                               Estimated
                                                Amortized        Fair
                                                  Cost           Value
                                             -------------- --------------

     Due in one year or less ...............  $ 12,978,816   $ 13,074,108
     Due after one year through five years .    62,979,624     64,190,039
     Due after five years through ten years     62,549,738     63,443,384
     Due after ten years ...................    69,820,445     69,925,867
                                              ------------   ------------
     Total .................................  $208,328,623   $210,633,398
                                              ============   ============

     Investment securities with an amortized cost of $122,781,000 and $122,113,000, at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, as collateral for short-term borrowings, and for other lawful purposes.

     Proceeds from sales of investment securities available-for-sale were $22,951,809, $16,261,551, and $10,770,039 in 1998, 1997, and 1996,
respectively. Gross realized gains of $194,606, $24,034, and $5,009 were realized on these sales during 1998, 1997, and 1996, respectively. Gross realized losses of $87,904, $41,454, and $19,532 were realized on these sales during 1998, 1997, and 1996, respectively.

     There were no sales of held-to-maturity investment securities during 1998, 1997, or 1996. In 1998, the Corporation transferred held-to-maturity investment securities with an amortized cost of $1,116,183 to available-for-sale due to portfolio restructuring during the acquisition of ComSouth.


NOTE 5 -- LOANS AND ALLOWANCES FOR LOAN LOSSES

     Loans at December 31 are comprised of the following:


                                                        1998            1997
                                                   ------------    ------------

Commercial, financial, and agricultural .........  $117,041,868    $121,426,384
Real estate -- construction .....................    60,811,144      64,417,006
Real estate -- mortgage .........................   302,819,099     260,927,621
Installment loans to individuals ................   160,105,657     174,553,733
Other ...........................................    60,531,537      44,382,757
                                                   ------------    ------------
Gross Loans .....................................   701,309,305     665,707,501
Unearned income .................................      (151,712)       (118,631)
                                                   ------------    ------------
Total Loans .....................................  $701,157,593    $665,588,870
                                                   ============    ============

     Loans made by the Corporation to directors, executive officers, and their associates totaled $13,329,792 and $16,981,739 at December 31, 1998 and 1997,
respectively. During 1998, loans made and other additions totaled $8,871,884 and repayments and other deductions totaled $12,523,831. All such loans were made in the normal course of business on substantially the same terms as loans to other customers of comparable size and financial status and the loans did not include more than a normal risk of collectibility or present other unfavorable features.

     Installment loans to individuals include mortgage loans held-for-sale of $915,575 and $995,290 in 1998 and 1997, respectively, and are recorded at the lower of cost or market value.

     The primary market area served by the Corporation is along the coast of South Carolina. The coastal resort areas of the Grand Strand, Charleston, and Hilton Head Island are largely dependent on the tourism industry and are seasonal in nature with most of the businesses subject to wide swings in business activity between the winter and summer months. The Corporation's borrowers may be subject to adverse economic events including the effects of local economic conditions or natural disasters.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 5 -- LOANS AND ALLOWANCES FOR LOAN LOSSES -- (Continued)

     Activity in the allowance for loan losses for the three years ended December 31, 1998 is summarized as follows:

                                                         1998            1997           1996
                                                   --------------- --------------- -------------
Balance at beginning of year .....................  $  7,321,491    $  6,630,958    $5,648,801
Provision for loan losses ........................     2,472,000       2,044,000     1,140,000
Recoveries on loans previously charged off .......       710,653         295,819       358,279
Loans charged off ................................    (2,207,509)     (1,649,286)     (516,122)
                                                    ------------    ------------    ----------
Balance at end of year ...........................  $  8,296,635    $  7,321,491    $6,630,958
                                                    ============    ============    ==========

     Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at December 31, 1998 and 1997 held by the Corporation, are summarized below:



                                                                                             1998          1997
                                                                                        ------------- -------------
Nonaccrual loans ......................................................................  $1,627,753    $  789,766
Loans past due 90 days or more ........................................................           0        77,673
Other real estate owned ...............................................................     212,912       187,000
                                                                                         ----------    ----------
Total nonperforming assets ............................................................  $1,840,665    $1,054,439
                                                                                         ==========    ==========
Interest income which would have been recorded on nonaccrual loans pursuant to original
 terms ................................................................................  $  182,456    $   71,992
Interest income recorded on nonaccrual loans ..........................................      83,410        26,436

     At December 31, 1998 and 1997 impaired loans had a related specific allowance for loan losses totaling $243,299, and $224,022, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 1998 and 1997.

     At December 31, 1998 and 1997, the Corporation did not have any loans for which terms had been modified in troubled debt restructurings.


NOTE 6 -- PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consist of the following:

                                                  1998             1997
                                            ---------------- ----------------

Land ......................................  $   6,145,511    $   6,366,786
Buildings and improvements ................     16,402,265       15,945,882
Leasehold improvements ....................      1,264,075          972,862
Furniture and equipment ...................     14,893,899       14,379,537
Construction in process ...................        277,267          497,203
                                             -------------    -------------
Total .....................................     38,983,017       38,162,270
Less -- Accumulated depreciation ..........    (16,917,713)     (15,729,680)
                                             -------------    -------------
Net premises and equipment ................  $  22,065,304    $  22,432,590
                                             =============    =============

     Provisions for depreciation included in noninterest expense in 1998, 1997, and 1996 were $2,060,838, $2,085,903, and $1,979,479, respectively.

     The Corporation has entered into various noncancellable operating leases for land, buildings, and equipment used in its operations. Certain leases have various renewal options and require increased rentals under cost of living escalation clauses. Rental expenses charged to occupancy and equipment expense in 1998, 1997, and 1996 were $578,734, $554,641, and $505,804, respectively.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 6 -- PREMISES AND EQUIPMENT -- (Continued)

     At December 31, 1998, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are summarized as follows:


                1999 .............................  $  460,909
                2000 .............................     275,448
                2001 .............................     231,649
                2002 .............................     195,965
                2003 .............................      49,424
                2004 and thereafter ..............     249,824
                                                    ----------
                Total minimum obligation .........  $1,463,219
                                                    ==========


NOTE 7 -- INCOME TAXES

     The components of consolidated income tax expense (benefit) for the years ended December 31 are as follows:


                                           1998           1997          1996
                                     --------------- ------------- -------------
Current:
 Federal ...........................  $  5,811,109    $4,659,093    $3,761,905
 State .............................       504,843       583,788       384,499
                                      ------------    ----------    ----------
Total ..............................     6,315,952     5,242,881     4,146,404
                                      ------------    ----------    ----------
Deferred:
 Federal ...........................      (987,552)       22,054      (210,437)
 State .............................       (76,971)       40,349        16,023
                                      ------------    ----------    ----------
Total ..............................    (1,064,523)       62,403      (194,414)
                                      ------------    ----------    ----------
Provision for income taxes .........  $  5,251,429    $5,305,284    $3,951,990
                                      ============    ==========    ==========

     The significant components of the Corporation's deferred tax liabilities and assets recorded pursuant to SFAS No. 109 and included in other assets in the Consolidated Balance Sheets at December 31, are as follows:



                                                               1998           1997
                                                          -------------- --------------
Deferred tax liabilities:
 Tax depreciation over book .............................  $   (602,629)  $   (585,412)
 Unrealized gain -- SFAS No. 115 ........................      (804,689)      (441,859)
 Other ..................................................      (233,596)      (404,314)
                                                           ------------   ------------
Total deferred tax liabilities ..........................    (1,640,914)    (1,431,585)
                                                           ------------   ------------
Deferred tax assets:
 Allowance for loan losses ..............................     2,570,383      1,759,409
 Deferred loan fees and costs ...........................        98,799        148,195
 Deferred compensation ..................................       446,734        369,477
 State net operating loss carryforward ..................       244,283        370,353
 Other ..................................................       219,310        214,817
                                                           ------------   ------------
Total deferred tax assets ...............................     3,579,509      2,862,251
                                                           ------------   ------------
Net deferred tax asset before valuation allowance .......     1,938,595      1,430,666
Less: Valuation allowance ...............................      (157,220)      (350,984)
                                                           ------------   ------------
Net deferred tax asset ..................................  $  1,781,375   $  1,079,682
                                                           ============   ============

     The realization of deferred tax assets may be based on the utilization of carrybacks to prior taxable years and the anticipation of future taxable income in certain periods. The valuation allowance primarily relates to deductible temporary

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7 -- INCOME TAXES -- (Continued)

differences for state tax purposes. Management believes that it is more likely than not that the deferred tax assets less the valuation allowance will be realized.

     Total income tax expense differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate (34% for all years presented) to pretax income as a result of the following differences:



                                                                          Year ended December 31,
                                                                 -----------------------------------------
                                                                      1998          1997          1996
                                                                 ------------- ------------- -------------
Tax expense at statutory rate ..................................  $4,546,968    $4,944,359    $3,822,572
Increase (decrease) in taxes resulting from:
  State income tax expense, net of federal income tax benefit ..     282,396       384,771       242,518
  Non-taxable interest on investment securities ................    (149,477)     (143,548)     (153,524)
  Non-deductible merger related costs ..........................     498,011             0             0
  Other, net ...................................................      73,531       119,702        40,424
                                                                  ----------    ----------    ----------
Total ..........................................................  $5,251,429    $5,305,284    $3,951,990
                                                                  ==========    ==========    ==========

NOTE 8 -- SHORT-TERM BORROWINGS

     Short-term borrowings at December 31 include the following:



                                                                                        1998             1997
                                                                                  ---------------- ----------------
Federal funds purchased .........................................................   $ 15,000,000     $  8,500,000
Securities sold under agreements to repurchase ..................................     42,374,526       17,466,838
                                                                                    ------------     ------------
 Federal funds purchased and securities sold under agreements to repurchase .....     57,374,526       25,966,838
                                                                                    ------------     ------------
Other short-term borrowings .....................................................      1,396,927        5,065,450
                                                                                    ------------     ------------
Total short-term borrowings .....................................................   $ 58,771,453     $ 31,032,288
                                                                                    ============     ============
Weighted average interest rate at December 31 ...................................           4.50%            5.18%
Weighted average interest rate during the year ..................................           5.02             4.75
Maximum amount outstanding at any month-end .....................................   $ 59,773,257     $ 34,924,755
Average amount outstanding during the year ......................................     34,441,843       21,928,226

     The Bank has a line of credit with the Federal Home Loan Bank ("FHLB") of $87.5 million under which short-term and long-term funds may be borrowed. At December 31, 1998, the Bank had no short-term borrowings outstanding on this line of credit. Pursuant to collateral agreements with the FHLB, advances are secured by stock in the FHLB, and qualifying first mortgage loans in the amount of $111.8 million. The Bank has a line of credit with the Federal Reserve Bank of Richmond of $1,000,000 of which no amounts were outstanding at December 31, 1998. Advances on this line of credit must be secured by U.S. Treasury or Government agency securities. Advances on the Federal Reserve Bank line of credit generally mature within 31 days of the date of the advance. Securities sold under agreements to repurchase generally mature on demand while federal funds purchased are generally for one-day periods.


NOTE 9 -- LONG-TERM DEBT AND SUBORDINATED NOTES

     Advances from the FHLB with an initial maturity of more than one year totaled $32,000,000 at December 31, 1998. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB (See Note 8). Fixed interest rates on these advances ranged from 4.89% to 7.21%, payable monthly or quarterly, with principal due at various maturities ranging from 1999 to 2008.

     On December 1, 1993, the Corporation issued $5,000,000 of 8.60% Subordinated Notes due December 1, 2003. Under the terms of the Subordinated Note Agreement, the balance of the debt cannot be paid prior to its final maturity. On December 20, 1996, the Corporation issued $6,000,000 of 7.89% Subordinated Notes due December 20, 2006. Under the terms of the Subordinated Note Agreement, the balance of the debt can be prepaid on December 20, 2001 at par plus accrued and

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 9 -- LONG-TERM DEBT AND SUBORDINATED NOTES -- (Continued)

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

     Principal maturities on long-term debt and subordinated notes are summarized below:

            1999 ........................  $ 3,000,000
            2000 ........................            0
            2001 ........................            0
            2002 ........................    9,000,000
            2003 ........................   15,000,000
            2004 and thereafter .........   16,000,000
                                           -----------
            Total .......................  $43,000,000
                                           ===========

NOTE 10 -- COMPARISON OF OTHER OPERATING EXPENSE

     Other operating expense for the years ended December 31 includes the following:



                                                      1998          1997          1996
                                                 ------------- ------------- -------------
Advertising and promotional materials ..........  $ 1,014,052   $  888,054    $  717,226
FDIC insurance assessment ......................       99,044       83,000        10,054
Legal (1) ......................................      644,349      933,357       201,901
Supplies .......................................      675,804      651,439       728,626
Telephone and data communications ..............      923,581      692,504       582,739
Other professional (2) .........................    1,280,759      278,387       212,765
Other losses (3) ...............................    1,174,397       77,943       163,405
Other ..........................................    6,073,527    5,370,359     4,966,882
                                                  -----------   ----------    ----------
Total ..........................................  $11,885,513   $8,975,043    $7,583,598
                                                  ===========   ==========    ==========

---------
(1) Legal expense for the year ended December 31, 1998 includes nonrecurring charges of $265,710 related to the costs associated with completing the acquisitions of ComSouth and M&M.

(2) Other professional expense for the year ended December 31, 1998 includes nonrecurring charges of $1,033,001 related to the costs associated with completing the acquisitions mentioned above.

(3) Other losses for the year ended December 31, 1998 include nonrecurring charges of $677,209 for fixed assets disposed of due to the acquisitions mentioned above.


NOTE 11 -- NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Corporation adopted SFAS No. 128 as of December 31, 1997 and has restated EPS for all prior periods presented.

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

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 11 -- NET INCOME PER SHARE -- (Continued)

     In accordance with SFAS No. 128, the calculation of net income per share -- basic and net income per share -- diluted is presented below:



                                                                   1998          1997          1996
                                                              ------------- ------------- -------------
Net income per share -- basic computation
  Net income ................................................  $8,122,006    $9,236,950    $7,290,870
  Income available to common shareholders ...................  $8,122,006    $9,236,950    $7,290,870
                                                               ==========    ==========    ==========
  Weighted average common shares outstanding ................   6,470,006     6,380,398     6,347,452
   Unallocated ESOP Shares ..................................     (62,910)      (63,257)      (76,119)
                                                               ----------    ----------    ----------
  Weighted average common shares outstanding -- basic .......   6,407,096     6,317,141     6,271,333
                                                               ----------    ----------    ----------
  Net income per share -- basic .............................  $     1.27    $     1.46    $     1.16
                                                               ==========    ==========    ==========
Net income per share -- diluted computation
  Income available to common shareholders ...................  $8,122,006    $9,236,950    $7,290,870
                                                               ==========    ==========    ==========
  Weighted average common shares outstanding -- basic .......   6,407,096     6,317,141     6,271,333
  Incremental shares from assumed conversions:
   Stock Options ............................................     325,494       386,050       268,211
                                                               ----------    ----------    ----------
  Weighted average common shares outstanding -- diluted .....   6,732,590     6,703,191     6,539,544
                                                               ----------    ----------    ----------
  Net income per share -- diluted ...........................  $     1.21    $     1.38    $     1.11
                                                               ==========    ==========    ==========

NOTE 12 -- EMPLOYEE BENEFIT PLANS

     The Corporation has an Employee Stock Ownership Plan ("ESOP") and a pre-tax savings plan ("401(k) Plan") which cover substantially all employees of the Corporation. Both ComSouth and M&M also had 401(k) plans which were terminated in 1998. Contributions to the ESOP, which are at the discretion of and determined annually by the Board of Directors, are not to exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code, and are funded annually. The 401(k) Plans allow for discretionary employer matching contributions and/or profit sharing contributions. For 1998, the Boards of Directors of each company approved a discretionary employer matching contribution and/or a profit sharing contribution to the 401(K) Plans. Total expenses of the ESOP and 401(k) Plans, including amounts contributed, which are included in employee benefits expense for the three years ended December 31, 1998, 1997, and 1996 were $1,046,069, $700,797, and $571,384, respectively.

     At various times, the ESOP has borrowed funds from the Bank and the Corporation and used the proceeds to purchase stock of the Corporation. At December 31, 1998, the ESOP owned 361,685 shares of Corporation stock of which 67,633 shares were pledged to secure loans outstanding. The remainder were allocated to individual accounts of participants. At December 31, 1998 and 1997, the principal balance outstanding on the loans was $1,095,000 and $526,625, respectively.

     In accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Corporation records compensation expense equal to the fair value of the shares released to compensate employees. The Corporation reports the cost of unallocated shares as a reduction of stockholders' equity on the Consolidated Balance Sheets. As of December 31, 1998 and 1997, the historical cost of unallocated shares of $1,095,000 and $526,625, respectively were reflected as a reduction of stockholders' equity. Compensation expense related to the ESOP of $644,116, $409,532, and $386,649, respectively, has been included in employee benefits expense for the three years ended December 31, 1998, 1997, and 1996 as discussed above.

     During 1997, M&M terminated its noncontributory defined benefit pension plan and replaced it with a money purchase pension plan and trust which was terminated in 1998. A gain of $53,005 was recognized on the termination of the defined benefit plan in 1997. Plan expense for the money purchase pension plan was $96,976 in 1998 and $140,000 in 1997.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 12 -- EMPLOYEE BENEFIT PLANS -- (Continued)

     During 1996 and 1997, the Corporation adopted Salary Continuation Plans ("the Plans") which provide salary continuation benefits after retirement for certain officers. The Plans also provide for limited benefits in the event of early termination or disability while employed by the Corporation and full benefits to beneficiaries in the event of death of the officer. The officers vest in the benefits in periods up to eight years and in the event of a change in control of the Corporation as defined in the Plan, the officers become 100% vested in the total benefit immediately. During 1998, three officers of M&M became fully vested in their total benefit due to the change in control. The Corporation has purchased life insurance policies on these officers in order to fund the payments required by the Plan. Compensation expense related to the Salary Continuation Plans totaled $584,364, $114,272 and $79,440 for 1998, 1997 and 1996, respectively.


NOTE 13 -- STOCK OPTION PLANS

     During 1988, 1994 and 1996, the Corporation adopted stock option plans covering certain of its officers. Options granted under the 1988 and 1994 plans are fully vested. Options granted under the 1996 plan vest one-third each year on the anniversary date of the grant. The exercise period for options granted under the 1988 plan is ten years from each vesting date and the exercise period for options granted under the 1994 and 1996 plans is ten years from the date of grant. M&M adopted a stock option plan in 1997 covering certain of its officers and employees. The per share exercise price of options granted under the plan could not be less than fair market value on the date of the grant and the expiration date could not exceed ten years. Participants became vested in options granted based on years of service, and vesting was accelerated to 100% upon the change of control of the company. ComSouth also had a number of stock option plans for certain officers, employees and non-employee directors. The options are exercisable after periods of six months to five years; and the options expire in periods of five to ten years; vesting was accelerated with the change in control of the company. During 1997 two officers of ComSouth were awarded options to purchase 13,500 shares each at $0.89 per share with the options vesting one fifth each year for five years beginning October 10, 1998 and immediate vesting with the change in control. Since these options were granted at a price less than fair market value, the difference between the fair market value at the date of grant and the exercise price was recognized as additional compensation during 1997 and 1998. The amounts included in compensation expense were $537,920 in 1998 and $28,000 in 1997.

     Activity under the plans is summarized below:



                                             1998                            1997                            1996
                               -------------------------------- ------------------------------- ------------------------------
                                              Weighted-Average                Weighted-Average                Weighted-Average
                                   Shares      Exercise Price      Shares      Exercise Price      Shares      Exercise Price
                               ------------- ------------------ ------------ ------------------ ------------ -----------------
Outstanding at beginning of
 year ........................     624,223        $   9.43         540,323        $  7.45          561,149        $  7.25
Granted ......................      45,380           34.67         127,162          16.87            7,607          10.90
Exercised ....................    (112,799)         ( 8.57)        (42,763)         (6.51)         (28,433)         (4.52)
Expired ......................      (7,948)         (22.76)           (499)         (9.67)               0           0.00
                                  --------        --------         -------        -------          -------        -------
Outstanding at end of year ...     548,856        $  11.50         624,223        $  9.43          540,323        $  7.45
                                  ========        ========         =======        =======          =======        =======
Options exercisable at end of
 year ........................     499,527        $   9.11         441,555        $  7.45          390,323        $  6.59
Weighted-average fair value
 of options granted during
 the year ....................  $    20.63                       $   12.49                       $    5.27

     At December 31, 1998, 499,527 optioned shares were exercisable at prices between $0.89 and $39.00 per share for a total of $4,548,698. When options are exercised, the exercise price is recorded as an addition to common stock (including any tax benefit, if applicable). With the exception of the ComSouth stock options above, no income or expense has been recognized in connection with the exercise of these stock options. The following table summarizes information about stock options outstanding at December 31, 1998.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 13 -- STOCK OPTION PLANS -- (Continued)


                                       Options Outstanding                               Options Exercisable
                    ----------------------------------------------------------   ------------------------------------
                         Number         Weighted-Average                              Number
     Range of          Outstanding          Remaining        Weighted-Average       Exercisable      Weighted-Average
 Exercise Prices     at December 31     Contractual Life      Exercise Price      at December 31      Exercise Price
-----------------   ----------------   ------------------   ------------------   ----------------   -----------------
 $   0.89-5.92          183,551            2.6 Years             $  4.57             183,551             $  4.57
 $  6.87-15.33          294,490            6.0 Years               10.16             294,490               10.16
 $ 21.22-40.25           70,815            9.0 Years               35.00              21,486               33.37

     In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123 provides for a fair value approach to recording stock-based compensation. The Statement also allows an entity to continue to apply APB Opinion No. 25 for measurement of stock-based compensation. The Corporation adopted SFAS No. 123 on January 1, 1996, and will continue to apply the measurement principles of APB Opinion No. 25 to its stock option plans. The Corporation has elected to provide SFAS No. 123 disclosures as if the Corporation had adopted the fair value approach to recording stock-based compensation in 1998, 1997 and 1996 as indicated below:



                                                   As Reported                                      Pro Forma
                                 ----------------------------------------------- -----------------------------------------------
                                       1998            1997            1996             1998            1997            1996
                                 --------------- --------------- ---------------  --------------- --------------- ---------------
Net income .....................   $ 8,122,006     $ 9,236,950     $ 7,290,870      $ 7,686,117     $ 9,055,408     $ 7,098,379
Net income per share -- basic ..   $      1.27     $      1.46     $      1.16      $      1.20     $      1.43     $      1.13
Net income per share -- diluted    $      1.21     $      1.38     $      1.11      $      1.14     $      1.35     $      1.09

     In determining the pro forma amounts above, the fair value of options granted was estimated on the date of grant using the Black-Scholes Option Pricing Model using the following assumptions for options granted in 1998, 1997, and 1996: a risk-free interest rate of 5.53%, 6.45%, and 6.25%, a dividend yield of 1.50%, 1.53% and 0.00%, an expected life of 10 years, 8.56 years, and 10 years, and a volatility ratio of 43%, 16% and 17%, respectively. The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts.


NOTE 14 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized (See Note 15).

     Many of the Corporation's financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Further, the Corporation's general practice is to hold its financial instruments to maturity and not to engage in trading activities. Therefore, significant estimates and present value calculations were used by the Corporation for the purpose of this disclosure. Such estimates involve judgments as to economic conditions, risk characteristics, and future expected loss experience of various financial instruments and other factors that cannot be determined with precision. The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997.

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

     Loans: For certain categories of loans, such as variable rate loans, credit card receivables, and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value because there is no contractual maturity and/or the Corporation has the ability to reprice the loan as interest rate shifts occur. The fair value of other types of loans

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 14 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

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

     Interest rate contracts: The fair values of interest rate contracts are based on quoted market prices or dealer quotes.

     The estimated fair values (in thousands) of the Corporation's financial instruments at December 31 are as follows:



                                                        1998                    1997
                                               ----------------------- ----------------------
                                                Carrying    Estimated   Carrying   Estimated
                                                 Amount    Fair Value    Amount    Fair Value
                                               ---------- ------------ ---------- -----------
Financial Assets:
 Cash and short-term investments .............  $ 51,536    $ 51,536    $ 51,510   $ 51,510
 Investment securities .......................   231,571     231,824     197,325    197,489
 Loans .......................................   692,861     699,875     658,267    663,277
Financial Liabilities:
 Deposits ....................................   832,016     833,342     796,682    797,460
 Short-term borrowings .......................    58,772      58,772      31,032     31,032
 Long-term debt and subordinated notes .......    43,000      44,848      45,189     45,425


                                                  1998                    1997
                                         ----------------------- ----------------------
                                          Notional    Estimated   Notional   Estimated
                                           Amount    Fair Value    Amount    Fair Value
                                         ---------- ------------ ---------- -----------
Off-Balance Sheet Financial Instruments:
 Commitments to extend credit ..........  $197,279       $53      $150,109     $ (97)
 Standby letters of credit .............     7,615         0         5,406         0
 Interest rate contracts ...............    25,000        42        25,000        24

NOTE 15 -- COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH
           OFF-BALANCE SHEET RISK

     The Corporation has various claims, commitments, and contingent liabilities arising from the normal conduct of its business which are not reflected in the accompanying consolidated financial statements and are not expected to have any material adverse effect on the financial position or results of operations of the Corporation.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 15 -- COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH
           OFF-BALANCE SHEET RISK -- (Continued)

     The Corporation is party to financial instruments with off-balance sheet risk (See Note 14) in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The notional value of those instruments reflect the extent of involvement the Corporation has in each class of financial instruments.

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

     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional value of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation requires collateral or other security to support certain financial instruments with credit risk. The notional and estimated fair value of these financial instruments at December 31, 1998 and 1997 are presented in Note 14.

     The Corporation may utilize financial instruments such as interest rate contracts to transfer, modify, or reduce its interest rate risk exposure. In an interest rate cap or floor contract, the Corporation pays a premium at the initiation of the contract for the right to receive payments if market interest rates are greater than the strike rate of a cap or less than the strike rate of a floor during a period of the contract. The Corporation's liability is limited to the premium paid for the contract. During 1996, the Corporation purchased an interest rate floor contract with a notional value of $25 million and a three-year term. The floor index of the contract is equal to three-month Libor and has a strike rate of 5.25%. As of December 31, 1998, three-month Libor was 5.0656%. The Corporation paid a premium of $102,500 for the contract. The notional and estimated fair value of this interest rate contract at December 31, 1998 and 1997 is presented in Note 14.


NOTE 16 -- REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets as defined in the regulations. Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998, the Corporation and the Bank were well capitalized under this regulatory framework. To be categorized as well-capitalized, each entity must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 16 -- REGULATORY MATTERS -- (Continued)

ratios as set forth in the table. There are no conditions or events since December 31, 1998 that management believes have changed either the Corporation's or the Bank's capital classifications.

     The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.

(Dollars in thousands)

                                                                                   To Be Well Capitalized
                                                                  For Capital      Under Prompt Corrective
                                              Actual           Adequacy Purposes     Action Provisions
                                      ---------------------- --------------------- ----------------------
                                        Amount      Ratio      Amount      Ratio     Amount      Ratio
                                      ---------- ----------- ---------- ---------- ---------- -----------
As of December 31, 1998:

Total Capital
  (to Risk-Weighted Assets)
   Anchor Financial Corporation .....  $89,465       12.01%   $59,584       8.00%   $74,480       10.00%
   The Anchor Bank ..................   82,523       11.14     59,244       8.00     74,056       10.00
Tier 1 Capital
  (to Risk-Weighted Assets)
   Anchor Financial Corporation .....   71,168        9.56     29,792       4.00     44,688        6.00
   The Anchor Bank ..................   69,726        9.42     29,622       4.00     44,433        6.00
Tier 1 Capital
  (to Average Assets)
   Anchor Financial Corporation .....   71,168        7.07     40,266       4.00     50,333        5.00
   The Anchor Bank ..................   69,726        6.96     40,090       4.00     50,113        5.00

As of December 31, 1997:

Total Capital
  (to Risk-Weighted Assets)
   Anchor Financial Corporation .....   82,182       11.93     55,120       8.00     68,900       10.00
   The Anchor Bank ..................   77,941       11.31     55,151       8.00     68,939       10.00
Tier 1 Capital
  (to Risk-Weighted Assets)
   Anchor Financial Corporation .....   63,861        9.27     27,560       4.00     41,340        6.00
   The Anchor Bank ..................   66,125        9.59     27,576       4.00     41,363        6.00
Tier 1 Capital
  (to Average Assets)
   Anchor Financial Corporation .....   63,861        6.88     37,120       4.00     46,400        5.00
   The Anchor Bank ..................   66,125        7.13     37,106       4.00     46,382        5.00

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 17 -- ANCHOR FINANCIAL CORPORATION (PARENT COMPANY ONLY)

     The Parent's principal assets are its investments in the Bank, and the principal source of income for the Parent is dividends from the Bank. Certain regulatory and legal requirements restrict payment of dividends and lending of funds between the Bank and the Parent. The Parent's financial statements have been restated for all periods presented to reflect the mergers with ComSouth and M&M which were accounted for as poolings of interest.

     The Parent's condensed balance sheets at December 31, 1998 and 1997 and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 1998 are presented below.



                                                             December 31,
                                                      ---------------------------
                                                           1998          1997
Balance Sheet Data                                    ------------- -------------
 Assets:
   Cash and cash equivalents ........................  $   554,903   $   318,998
   Repurchase agreements ............................    1,894,695     3,278,990
   Investment in bank subsidiaries ..................   71,984,483    67,927,214
   Investment in bank subsidiary subordinated notes .    4,500,000     4,500,000
   Investment in other subsidiaries .................       92,354       108,694
   Loans ............................................    4,195,000       526,625
   Other assets .....................................      774,645     1,962,062
                                                       -----------   -----------
 Total assets .......................................  $83,996,080   $78,622,583
                                                       ===========   ===========
 Liabilities and Stockholders' Equity:
   Notes payable ....................................  $         0   $ 1,189,167
   Subordinated notes ...............................   11,000,000    11,000,000
   Other liabilities ................................      100,380       333,012
                                                       -----------   -----------
 Total liabilities ..................................   11,100,380    12,522,179
 Stockholders' equity ...............................   72,895,700    66,100,404
                                                       -----------   -----------
 Total liabilities and stockholders'equity ..........  $83,996,080   $78,622,583
                                                       ===========   ===========


                                                                                         Years ended December 31,
                                                                                 -----------------------------------------
                                                                                      1998          1997          1996
Income Statement Data                                                            ------------- ------------- -------------
  Income:
   Dividend income from bank subsidiaries ......................................  $6,800,000    $2,866,580    $1,610,372
   Dividend income from other subsidiaries .....................................      20,000             0             0
   Interest income from subsidiaries ...........................................     548,818       106,911        25,169
   Management fees from subsidiaries ...........................................     752,527     1,019,265       971,336
   Interest and fees on loans ..................................................      41,850       435,185        64,851
   Other income ................................................................      43,941        45,101        58,221
                                                                                  ----------    ----------    ----------
  Total income .................................................................   8,207,136     4,473,042     2,729,949
                                                                                  ----------    ----------    ----------
  Expense:
   Interest on notes payable ...................................................      49,245        90,096        45,912
   Interest on subordinated notes ..............................................     931,224       931,225       455,688
   Salaries and employee benefits ..............................................     427,753       752,165       640,763
   Other expense ...............................................................   1,852,261     1,322,909     1,114,111
                                                                                  ----------    ----------    ----------
  Total expense ................................................................   3,260,483     3,096,395     2,256,474
                                                                                  ----------    ----------    ----------
  Income before equity in undistributed earnings of subsidiaries and taxes .....   4,946,653     1,376,647       473,475
  Equity in undistributed earnings of subsidiaries .............................   2,838,555     7,380,872     6,535,939
                                                                                  ----------    ----------    ----------
  Income before taxes ..........................................................   7,785,208     8,757,519     7,009,414
  Income tax benefit ...........................................................    (336,798)     (479,431)     (281,456)
                                                                                  ----------    ----------    ----------
  Net income ...................................................................  $8,122,006    $9,236,950    $7,290,870
                                                                                  ==========    ==========    ==========

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 17 -- ANCHOR FINANCIAL CORPORATION (PARENT COMPANY ONLY) -- (Continued)


                                                                                      Years ended December 31,
                                                                           -----------------------------------------------
                                                                                 1998            1997            1996
Cash Flows Data                                                            --------------- --------------- ---------------
Cash flows from operating activities:
 Net income ..............................................................  $  8,122,006    $  9,236,950    $  7,290,870
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed earnings of subsidiaries ......................    (2,838,555)     (7,380,872)     (6,535,939)
   Depreciation of premises and equipment ................................        40,717          66,250          57,980
   Gains on sales of premises and equipment ..............................           973               0               0
   Change in other assets ................................................       661,955         (42,447)       (216,916)
   Change in other liabilities ...........................................      (232,632)        116,215        (268,441)
                                                                            ------------    ------------    ------------
    Net cash provided by operating activities ............................     5,754,464       1,996,096         327,554
                                                                            ------------    ------------    ------------
Cash flows from investing activities:
 Investment in bank subsidiaries .........................................             0               0        (100,000)
 Investment in bank subsidiary subordinated notes ........................             0               0      (4,500,000)
 Investment in bank repurchase agreement .................................     1,384,295      (1,276,911)     (1,700,169)
 Change in loans .........................................................    (3,668,375)        106,625         203,359
 Capital expenditures ....................................................       566,179         (30,570)        (41,321)
 Other, net ..............................................................      (762,857)        330,998         (64,926)
                                                                            ------------    ------------    ------------
    Net cash used for investing activities ...............................    (2,480,758)       (869,858)     (6,203,057)
                                                                            ------------    ------------    ------------
Cash flows from financing activities:
 Net change in notes payable .............................................    (1,189,167)        (10,833)      1,200,000
 Proceeds from issuance of subordinated notes ............................             0               0       6,000,000
 Proceeds from issuance of common stock pursuant to:
   Stock Option Plan .....................................................       350,957         278,352         128,378
   Dividend Reinvestment Plan ............................................       295,067         191,571         154,002
 Fractional shares paid in stock split ...................................       (15,718)         (2,649)         (2,216)
 Cash dividends paid .....................................................    (2,478,940)     (1,809,338)     (1,407,513)
                                                                            ------------    ------------    ------------
    Net cash (used for) provided by financing activities .................    (3,037,801)     (1,352,897)      6,072,651
                                                                            ------------    ------------    ------------
Net change in cash and cash equivalents ..................................       235,905        (226,659)        197,148
Cash and cash equivalents at January 1 ...................................       318,998         545,657         348,509
                                                                            ------------    ------------    ------------
Cash and cash equivalents at December 31 .................................  $    554,903    $    318,998    $    545,657
                                                                            ============    ============    ============

     The Parent paid interest of $955,645, $1,021,321, and $487,094 in 1998,
1997, and 1996, respectively.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 18 -- QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following is a summary of the unaudited condensed consolidated quarterly operating results of the Corporation for the years ended December 31, 1998 and 1997:

(Dollars in thousands except per share data)

                                                                  1998
                                                              Quarter ended
                                         -------------------------------------------------------
                                            Dec. 31       Sept. 30      June 30       March 31
                                         ------------- ------------- ------------- -------------
Interest income ........................  $    19,500   $    20,301   $    20,233   $    19,157
Interest expense .......................        8,545         9,323         9,263         8,968
                                          -----------   -----------   -----------   -----------
Net interest income ....................       10,955        10,978        10,970        10,189
Provision for loan losses ..............          100         1,409           429           534
                                          -----------   -----------   -----------   -----------
Net interest income after provision
  for loan losses ......................       10,855         9,569        10,541         9,655
Gains (losses) on sale of
  investment securities, net ...........           87            20             0             0
Noninterest income .....................        2,228         2,217         2,101         2,021
Noninterest expense ....................        8,829        11,247         8,155         7,690
                                          -----------   -----------   -----------   -----------
Income before income taxes .............        4,341           559         4,487         3,986
Provision for income taxes .............        1,546           684         1,645         1,376
                                          -----------   -----------   -----------   -----------
Net income .............................  $     2,795   $      (125)  $     2,842   $     2,610
                                          ===========   ===========   ===========   ===========
Net income per share -- basic ..........  $      0.43   $     (0.02)  $      0.44   $      0.41
Net income per share -- diluted ........         0.41         (0.02)         0.43          0.39
Weighted average shares
  outstanding -- basic .................    6,429,874     6,411,030     6,401,210     6,385,742
Weighted average shares
  outstanding -- diluted ...............    6,760,730     6,411,030     6,704,915     6,687,611



                                                                  1997
                                                              Quarter ended
                                         -------------------------------------------------------
                                            Dec. 31       Sept. 30      June 30       March 31
                                         ------------- ------------- ------------- -------------
Interest income ........................  $    18,964   $    18,073   $    17,323   $    16,094
Interest expense .......................        8,719         8,103         7,731         7,181
                                          -----------   -----------   -----------   -----------
Net interest income ....................       10,245         9,970         9,592         8,913
Provision for loan losses ..............          852           469           424           299
                                          -----------   -----------   -----------   -----------
Net interest income after provision
  for loan losses ......................        9,393         9,501         9,168         8,614
Gains (losses) on sale of
  investment securities, net ...........          (21)            4             0             0
Noninterest income .....................        1,840         1,832         1,722         1,687
Noninterest expense ....................        7,532         7,431         7,387         6,848
                                          -----------   -----------   -----------   -----------
Income before income taxes .............        3,680         3,906         3,503         3,453
Provision for income taxes .............        1,444         1,387         1,234         1,240
                                          -----------   -----------   -----------   -----------
Net income .............................  $     2,236   $     2,519   $     2,269   $     2,213
                                          ===========   ===========   ===========   ===========
Net income per share -- basic ..........  $      0.35   $      0.40   $      0.36   $      0.35
Net income per share -- diluted ........         0.33          0.38          0.34          0.33
Weighted average shares
  outstanding -- basic .................    6,335,533     6,316,065     6,309,263     6,305,659
Weighted average shares
  outstanding -- diluted ...............    6,769,416     6,694,799     6,652,478     6,643,312

NOTE 19 - SUBSEQUENT EVENTS

        On March 23, 1999, the acquisition by the Corporation of Bailey Financial Corporation was approved by the shareholders of both companies. The acquisition has been approved by applicable regulatory agencies. The merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 16.32 shares of the Corporation's common stock for each share of Bailey Financial Corporation common stock. The acquisition is expected to be completed in the second quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 1999.

                         ANCHOR FINANCIAL CORPORATION
                                 (Registrant)



                       By /s/         STEPHEN L. CHRYST
                              -------------------------------------

                               Stephen L. Chryst
                               Chairman, President and
                               Chief Executive Officer



                        By /s/         TOMMY E. LOOPER
                               -------------------------------------

                               Tommy E. Looper
                               Executive Vice President and
                               Chief Financial Officer



                         By /s/          JOHN J. MORAN
                               -------------------------------------

                               John J. Moran
                               Senior Vice President and Comptroller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.



                Signature                                  Title
----------------------------------------  --------------------------------------
       /s/  STEPHEN L. CHRYST             Chairman, President, and Chief
       ---------------------------------- Executive Officer
       Stephen L. Chryst                  Director

        /s/  CHESTER A. DUKE
       ----------------------------------
       Chester A. Duke

        /s/  TOMMY E. LOOPER              Executive Vice President, Chief
       ---------------------------------- Financial Officer and Director
       Tommy E. Looper                    Executive Vice President and Director

        /s/  ARTHUR P. SWANSON
       ----------------------------------
       Arthur P. Swanson

        /s/  C. JASON AMMONS, JR.         Director
       ----------------------------------
       C. Jason Ammons, Jr.

        /s/  HOWELL V. BELLAMY, JR.       Director
       ----------------------------------
       Howell V. Bellamy, Jr.

        /s/  W. CECIL BRANDON, JR.        Director
       ----------------------------------
       W. Cecil Brandon, Jr.

        /s/  JAMES E. BURROUGHS           Director
       ----------------------------------
       James E. Burroughs

        /s/  C. DONALD CAMERON            Director
       ----------------------------------
       C. Donald Cameron


                Signature                   Title
----------------------------------------  --------------------------------------
       /s/  MASON R. CHRISMAN             Director
       ----------------------------------
       Mason R. Chrisman

        /s/  ROBIN H. DIAL                Director
       ----------------------------------
       Robin H. Dial

        /s/  J. BRYAN FLOYD               Director
       ----------------------------------
       J. Bryan Floyd

        /s/  CHARLES B. MCELVEEN          Director
       ----------------------------------
       Charles B. McElveen

        /s/  W. GAIRY NICHOLS, III        Director
       ----------------------------------
       W. Gairy Nichols, III

        /s/  RUPPERT L. PIVER             Director
       ----------------------------------
       Ruppert L. Piver

        /s/  THOMAS J. ROGERS             Director
       ----------------------------------
       Thomas J. Rogers

        /s/  JOHN C.B. SMITH, JR.         Director
       ----------------------------------
       John C.B. Smith, Jr.

        /s/  ALBERT A. SPRINGS, III       Director
       ----------------------------------
       Albert A. Springs, III

        /s/  J. RODDY SWAIM               Director
       ----------------------------------
       J. Roddy Swaim

        /s/  HARRY A. THOMAS              Director
       ----------------------------------
       Harry A. Thomas


EXHIBIT            EXHIBIT TITLE


21                  Subsidiary of the Registrant

23.1 Consents of PricewaterhouseCoopers LLP, J.W. Hunt and Company, LLP, and Tourville, Simpson & Henderson, LLP

27                  Financial Data Schedule