Form 10-Q
period 1999-03-31
ANCHOR FINANCIAL CORP
filed 1999-05-14
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended March 31, 1999          Commission file number 0-13759
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

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                            Outstanding at April 30, 1999
---------------------------------------------     -----------------------------
      (Common stock, no par value)                          8,053,793

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                   PAGE NO.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet - March 31, 1999
          and December 31, 1998                                        1

          Consolidated Statement of Income - Three months
          ended March 31, 1999 and 1998                                2

          Consolidated Statement of Changes in Stockholders' Equity
          and Comprehensive Income - Three months ended
          March 31, 1999 and 1998                                      3

          Consolidated Statement of Cash Flows -
          Three months ended March 31, 1999 and 1998                   4

          Notes to Consolidated Financial Statements                   5-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk    15


Part II - Other Information

Item 1 - Legal Proceedings                                             16
Item 2 - Changes in Securities                                         16
Item 3 - Defaults Upon Senior Securities                               16
Item 4 - Submission of Matters to a Vote of Security-Holders           16-17
Item 5 - Other Information                                             17
Item 6 - Exhibits and Reports on Form 8-K                              17

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                         March 31,           December 31,
-----------------------------------------------------------------------------------------------------------
                                                                            1999                 1998
-----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)                *
ASSETS
  Cash and due from banks                                            $    34,893,029       $    43,743,583
  Interest-bearing balances due from banks                                 7,914,382             7,791,974
  Federal funds sold                                                      10,000,000                     0
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $14,289,892
      in 1999 and $16,798,854 in 1998)                                    14,136,712            16,545,655
    Available-for-sale, at fair value                                    204,688,958           215,025,562
-----------------------------------------------------------------------------------------------------------
  Total investment securities                                            218,825,670           231,571,217
-----------------------------------------------------------------------------------------------------------

  Loans                                                                  717,172,752           701,309,305
    Less - unearned income                                                  (142,481)             (151,712)
         - allowance for loan losses                                      (8,732,332)           (8,296,635)
-----------------------------------------------------------------------------------------------------------
  Net loans                                                              708,297,939           692,860,958
-----------------------------------------------------------------------------------------------------------

  Premises and equipment                                                  22,053,905            22,065,304
  Other assets                                                            17,541,249            16,774,179
-----------------------------------------------------------------------------------------------------------

Total assets                                                         $ 1,019,526,174      $  1,014,807,215
===========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                $   167,985,191       $   157,242,527
      NOW and money market accounts                                      384,369,284           360,933,245
      Time deposits $100,000 and over                                     75,239,641            75,993,814
      Other time and savings deposits                                    201,266,877           237,846,760
-----------------------------------------------------------------------------------------------------------
    Total deposits                                                       828,860,993           832,016,346
    Federal funds purchased and securities
      sold under agreements to repurchase                                 35,561,218            57,374,526
    Other short-term borrowings                                            1,924,642             1,396,927
    Long-term debt                                                        59,000,000            32,000,000
    Subordinated notes                                                    11,000,000            11,000,000
    Other liabilities                                                     10,589,556             8,123,716
-----------------------------------------------------------------------------------------------------------
  Total liabilities                                                      946,936,409           941,911,515
-----------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, no par value; 50,000,000 shares
      authorized; shares issued and outstanding - 6,553,561
      in 1999 and 6,533,108 in 1998                                       47,315,208            47,151,149
    Retained earnings                                                     26,451,572            25,318,399
    Accumulated other comprehensive income (loss)                           (132,015)            1,521,152
    Unearned ESOP shares                                                  (1,045,000)           (1,095,000)
-----------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                              72,589,765            72,895,700
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $ 1,019,526,174      $  1,014,807,215
===========================================================================================================

*  Obtained from audited financial statements.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three months ended March 31,
-----------------------------------------------------------------------------------------------
                                                             1999                  1998
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                         $       15,640,957    $        15,922,692
  Interest on investment securities:
    Taxable                                                   3,287,008              2,909,603
    Non-taxable                                                 142,036                124,999
  Other interest income                                          30,820                291,887
-----------------------------------------------------------------------------------------------
                Total interest income                        19,100,821             19,249,181
-----------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                        6,626,824              7,976,097
  Interest on short-term borrowings                             557,006                204,321
  Interest on long-term borrowings                              476,532                574,445
  Interest on subordinated notes                                230,324                230,324
-----------------------------------------------------------------------------------------------
                Total interest expense                        7,890,686              8,985,187
-----------------------------------------------------------------------------------------------

Net interest income                                          11,210,135             10,263,994
Provision for loan losses                                       350,000                534,000
-----------------------------------------------------------------------------------------------

Net interest income after provision for loan losses          10,860,135              9,729,994
-----------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                           918,487                955,236
  Commissions and fees                                          549,320                424,971
  Trust income                                                  155,142                 78,131
  Gains on sales of mortgage loans                              363,875                341,774
  Gains on sales of securities                                   56,300                      0
  Other operating income                                        181,371                147,376
-----------------------------------------------------------------------------------------------
                Total noninterest income                      2,224,495              1,947,488
-----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                              4,596,795              4,454,022
  Net occupancy expense                                         615,982                587,372
  Equipment expense                                             518,861                524,727
  Other operating expense                                     2,377,025              2,122,661
-----------------------------------------------------------------------------------------------
                Total noninterest expense                     8,108,663              7,688,782
-----------------------------------------------------------------------------------------------

Income before income taxes                                    4,975,967              3,988,700
Provision for income taxes                                    1,801,777              1,376,388
-----------------------------------------------------------------------------------------------

Net income                                           $        3,174,190    $         2,612,312
===============================================================================================

Net income per share - basic                         $             0.49    $              0.41
===============================================================================================
Net income per share - diluted                       $             0.47    $              0.39
===============================================================================================

Weighted average common shares outstanding - basic            6,486,624              6,385,742
===============================================================================================

Weighted average common shares outstanding - diluted          6,766,446              6,687,611
===============================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Three Months ended March 31, 1999 and March 31, 1998
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                    other        Unearned        Total
                                               Common Stock          Retained   comprehensive      ESOP      stockholders'
                                         --------------------------
                                           Shares       Amount       earnings      income         shares         equity
                                         -----------------------------------------------------------------------------------
Balance at December 31, 1997               6,430,694   $46,153,141  $19,660,080      $813,809      ($526,625)   $66,100,405

Comprehensive Income
  Net income                                                          2,612,312                                   2,612,312
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                                          31,560                        31,560
                                                                                                             ---------------
Total Comprehensive Income                                                                                        2,643,872
                                                                                                             ---------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan                   4,313       160,341                                                  160,341
  Stock Option Plan                           27,753       186,912                                                  186,912
Change in unearned ESOP shares                              84,671        6,982                       27,000        118,653
Cash dividends ($0.12 per share)                                       (465,124)                                   (465,124)
                                         -----------------------------------------------------------------------------------
Balance at March 31, 1998                  6,462,760   $46,585,065  $21,814,250      $845,369      ($499,625)   $68,745,059
                                         ===================================================================================




Balance at December 31, 1998               6,533,108   $47,151,149  $25,318,399    $1,521,152    ($1,095,000)   $72,895,700

Comprehensive Income
  Net income                                                          3,174,190                                   3,174,190
  Other comprehensive income, net of tax
    Unrealized loss on investment securities                                       (1,653,167)                   (1,653,167)
                                                                                                             ---------------
Total Comprehensive Income                                                                                        1,521,023
                                                                                                             ---------------
Common stock issued pursuant to:
  Stock Option Plan                           20,453        80,498                                                   80,498
Tax benefit from exercised stock options                    30,250                                                   30,250
Change in unearned ESOP shares                              53,311        9,469                       50,000        112,780
Cash dividends ($0.14 per share)                                     (2,050,486)                                 (2,050,486)
                                         ===================================================================================
Balance at March 31, 1999                  6,553,561   $47,315,208  $26,451,572     ($132,015)   ($1,045,000)    $72,589,765
                                         ===================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                              Three Months ended March 31,

                                                                                  1999               1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $     3,174,190   $      2,612,312
  Adjustments to reconcile net income to net cash provided by
  operating activities:    Accretion and amortization of investment securities        1,919           (102,567)
    Depreciation and amortization                                                   890,564            614,046
    Provision for loan losses                                                       350,000            534,000
    Gains on sales of investment securities, net                                    (56,300)                 0
    Gains on sales of mortgage loans                                               (363,875)          (220,324)
    (Gains) losses on sales of premises and equipment                                (3,955)               192
    Change in interest receivable                                                   104,204           (280,224)
    Change in other assets                                                          124,204           (873,965)
    Change in deferred taxes                                                     (1,376,135)           430,061
    Change in interest payable                                                     (596,509)           388,569
    Change in other liabilities                                                   2,779,106          1,489,829
    Origination of mortgage loans held for sale                                 (26,554,951)       (23,870,667)
    Proceeds from sales of mortgage loans held for sale                          27,247,801         23,388,538
    Net change in unearned ESOP shares                                              112,780            118,653
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         5,833,043          4,228,453
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to maturity              2,405,931          7,656,008
  Purchase of investment securities available-for-sale                          (22,301,126)       (20,745,185)
  Proceeds from sales of investment securities available-for-sale                12,235,829          1,563,100
  Proceeds from maturities of investment securities available-for-sale           17,954,496         20,051,336
  Net change in loans                                                           (16,115,956)       (33,615,357)
  Capital expenditures                                                             (494,553)          (721,665)
  Purchase of insurance policies related to Salary Continuation Plan                      0                250
  Other, net                                                                              0           (373,868)
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                           (6,315,379)       (26,185,381)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                         (3,155,353)        44,410,451
  Net change in federal funds purchased and securities sold under agreements    (21,813,308)         1,703,544
  to repurchase
  Net change in other short-term borrowings                                         527,715         (2,157,808)
  Net change in long-term debt                                                   27,000,000         13,919,167
  Proceeds from issuance of stock in accordance with:
    Stock Option Plan                                                                80,498            186,912
    Dividend Reinvestment Plan                                                            0            160,342
  Cash dividends paid                                                              (915,612)          (465,124)
  Other, net                                                                         30,250                  0
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         1,754,190         57,757,484
---------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           1,271,854         35,800,556
Cash and cash equivalents at January 1                                           51,535,557         51,535,557
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at March 31                                       $    52,807,411   $     87,336,113
===============================================================================================================


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:         BASIS OF PRESENTATION

                The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation (the "Corporation") and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1998.

                The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:         ACQUISITIONS

                On August 31, 1998, the Corporation merged with ComSouth Bankshares Inc. and M&M Financial Corporation. The surviving entity was Anchor Financial Corporation. The transactions were accounted for as poolings of interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the merger had been in effect for all periods presented.

                On March 23, 1999, the Corporation and Bailey Financial Corporation ("Bailey Financial") held special shareholder meetings and received shareholder approval for the merger between the Corporation and Bailey Financial. The merger was completed on April 9, 1999, and was accounted for as a pooling of interests and provided for a tax-free exchange of 16.32 shares of Anchor Financial common stock for each outstanding share of Bailey Financial common stock.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3:        RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                                                                 1999              1998
                                                                       -------------------------------------
                Balance, beginning of year                                   $8,296,635         $7,321,491
                Provision charged to operations                                 350,000            534,000
                Recoveries of charged off loans                                 192,954             33,123
                Loans charged off                                              (107,257)          (230,275)
                                                                       -------------------------------------
                Balance, end of period                                       $8,732,332         $7,658,339
                                                                       =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at March 31,1999 and December 31, 1998. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                           3/31/99           12/31/98
                                                                      -------------------------------------
               Nonaccrual loans                                               $1,986,180        $1,627,753
               Loans past due ninety days or more                                      0                 0
               Other real estate owned                                           158,536           212,912
                                                                      -------------------------------------
               Total nonperforming assets                                     $2,144,716        $1,840,665
                                                                      =====================================

               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At March 31, 1999, impaired loans had a related specific allowance for loan losses totaling $1,349,425. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 1999.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes are summarized as follows:

                                                                                            3/31/99           12/31/98
                                                                                    -------------------------------------
               Parent Company:
                 8.60% subordinated notes due in 2003 (a)                                    $5,000,000       $5,000,000
                 7.89% subordinated notes due in 2006 (a)                                     6,000,000        6,000,000
                                                                                    -------------------------------------
                    Total                                                                   $11,000,000      $11,000,000
                                                                                    -------------------------------------

               Subsidiaries:
                 5.48% Federal Home Loan Bank advance due in 1999                                     0        3,000,000
                 5.14% Federal Home Loan Bank advance due in 2002                             5,000,000                0
                 5.66% Federal Home Loan Bank advance due in 2002                             5,000,000        5,000,000
                 6.19% Federal Home Loan Bank advance due in 2002                             4,000,000        4,000,000
                 4.89% Federal Home Loan Bank advance due in 2003                            10,000,000       10,000,000
                 7.21% Federal Home Loan Bank advance due in 2005                             5,000,000        5,000,000
                 5.51% Federal Home Loan Bank advance due in 2008                             5,000,000        5,000,000
                 4.25% Federal Home Loan Bank advance due in 2009                            25,000,000                0
                                                                                    -------------------------------------
                    Total                                                                    59,000,000       32,000,000
                                                                                    -------------------------------------
                 Total long-term debt and subordinated notes                                $70,000,000      $43,000,000
                                                                                    =====================================

                (a) Debt qualifies for inclusion in the determination of total capital under the Risk- Based Capital Guidelines.

               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to March 31, 1999 is $14,000,000 in 2002, $15,000,000 in 2003, and $41,000,000 there after.


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

               In accordance with SFAS No. 128, "Earnings Per Share," the calculation of net income per share - basic and net income per share - diluted, including the effect of nonrecurring charges, for the three months ended March 31 is presented below:

                                                                           Three months ended March 31,
                                                                       -------------------------------------
                                                                             1999              1998
                                                                       -------------------------------------
    Net income per share - basic computation
         Net income                                                          $3,174,190          $2,612,312
         Income available to common shareholders                             $3,174,190          $2,612,312
                                                                       =====================================
         Average common shares outstanding                                    6,546,341           6,448,652
           Unallocated ESOP Shares                                              (59,717)            (62,910)
                                                                       -------------------------------------
         Average common shares outstanding - basic                            6,486,624           6,385,742
                                                                       =====================================
         Net income per share - basic                                             $0.49               $0.41
                                                                       =====================================

    Net income per share - diluted computation
         Income available to common shareholders                             $3,174,190          $2,612,312
                                                                       =====================================
         Average common shares outstanding - basic                            6,486,624           6,385,742
         Incremental shares from assumed conversions:
           Stock Options                                                        279,822             301,869
                                                                       -------------------------------------
         Average common shares outstanding - diluted                          6,766,446           6,687,611
                                                                       =====================================
         Net income per share - diluted                                           $0.47               $0.39
                                                                       =====================================


NOTE 7:        OTHER MATTERS

               At March 31, 1999, outstanding standby letters of credit totaled $7,043,385.

               For the three months ended March 31, 1999 and 1998, the Corporation paid interest of $8,487,195 and $8,579,526 respectively. The Corporation paid $55,000 in income taxes during the three months ended March 31, 1999 and $147,644 during the same period in 1998.

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


Net Income

         Net income for the first quarter of 1999 totaled $3,248,062, or $0.50 per diluted share, before pretax charges of $75,189 ($73,872 after taxes) associated with the acquisition of Bailey Financial. Excluding these nonrecurring charges, net income and earnings per diluted share for the quarter ended March 31, 1999, increased 24.3% and 22.9% respectively, from the first quarter of 1998. Including the effect of the charges, net income totaled $3,174,190, or $0.47 per diluted share, for the quarter ended March 31, 1999, compared to net income of $2,612,312, or $0.39 per diluted share earned in the same period of 1998.

         The primary factors affecting the increase in net income, before nonrecurring charges, for the first quarter of 1999 were increases of $946,141 in net interest income and $277,007 in noninterest income, and a decrease in the provision for loan losses of $184,000. These positive factors were partially offset by increases in noninterest expense of $344,692, and the provision for income taxes of $426,706.

         For the quarter ended March 31, 1999, return on average assets and return on average equity, excluding nonrecurring charges, were 1.32% and 17.99%, respectively, compared to prior year ratios of 1.09% and 16.14%.

         During the three months ended March 31, 1999, the Corporation incurred $75,189, before tax effect, in legal, accounting, and printed material expenses arising from the merger with Bailey Financial (See Note 2 to the unaudited interim consolidated financial statements).

Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $11,210,135 for the first quarter of 1999, an increase of $946,141 or 9.2% from the $10,263,994 reported for the same period in 1998. This increase was attributed to the increased volume of earning assets, increased volume of noninterest bearing sources, and the increased tax equivalent net yield on earning assets during the period. The tax equivalent net yield on earning assets increased from 4.64% in 1998 to 4.89% in 1999. The net interest margin widened from the first quarter of 1998 primarily because of a lower cost of funding earning assets.

         Interest income was down $148,360 or 0.8% for the quarter ended March 31, 1999 compared with the same period in 1998. The decrease was due to the decline in the yield on earning assets since the volume of interest earning assets grew from the same period in 1998. The yield on earning assets decreased from 8.69% in 1998 to 8.33% in 1999. Average interest earning assets for the first quarter of 1999 increased $31.8 million or 3.5% from the same period in 1998. Average loans increased $26.7 million or 3.9% and average investment securities increased $28.9 million or 15.0% for the first quarter of 1999 compared with the same period in 1998. Average interest earning assets represented 93.5% of average total assets during the first quarter of 1999 compared with 92.3% in 1998. The yield on earning assets decreased primarily because the yield on loans decreased from 9.27% in 1998 to 8.67% in 1999. The composition of average interest-earning assets changed as the percentage of average loans to average interest-earning assets increased from 75.8% in 1998 to 76.1% in 1999.

         Interest expense decreased $1,094,501 or 12.2% for the quarter ended March 31, 1999 compared with the same period in 1998. The decrease in interest expense was due to a decreased rate paid on average interest-bearing liabilities since interest-bearing liabilities grew from the first quarter of 1998. The rate paid on average interest-bearing liabilities decreased from 4.86% for the quarter ended March 31, 1998 to 4.20% for the same period in 1999 due to the lower interest rate environment and a more favorable mix of deposits.
Traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 37.8% for the first quarter of 1998 to 57.3% for the first quarter of 1999. Average certificates of deposit decreased as a percentage of interest-bearing liabilities from 37.8% for the quarter ended March 31, 1998 to 30.1% for the first quarter of 1999. Average long-term debt and subordinated notes decreased as a percentage of interest-bearing liabilities from 7.0% in 1998 to 5.7% in 1999. Average interest-bearing liabilities increased $11.5 million or 1.5% for the first quarter of 1999 compared with the same period in 1998. Average noninterest bearing sources increased $20.3 million or 13.5% for the first quarter of 1999 compared with the same period in 1998. Average interest-bearing liabilities represented 81.7% of funding sources during the first quarter of 1999 compared with 83.3% in 1998.

Provision for Loan Losses

         A $350,000 provision for loan losses was made during the first quarter of 1999 compared with a provision of $534,000 in 1998. The decrease in the provision for loan losses for the three months ended March 31, 1999 was primarily due to slowing of loan growth and a significant decrease in net charge-offs. At March 31, 1999 and 1998 the ratio of annualized net charge-offs (recoveries) to average loans was (0.05)% and 0.12% respectively.

         Nonperforming assets at March 31, 1999 totaled $2,144,716 compared with $1,186,519 reported at the same time last year. The increase was primarily due to two loans of one of the entities acquired by the Corporation in 1998 totaling $901,000 placed on nonaccrual prior to the merger. Appropriate write-downs have been taken on these loans and no further losses are anticipated. A payoff of $392,000 was received on one of these nonaccrual loans in April 1999. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.30% at March 31, 1999 compared with 0.17% at March 31, 1998.

         The reserve for loan losses at March 31, 1999 and March 31, 1998 represented 1.22% and 1.09% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at March 31, 1999 is adequate to cover potential losses in the portfolio.


Noninterest Income

         Noninterest income for the first quarter of 1999 was up $277,007 or 14.2% from the same period in 1998. The primary factors contributing to this increase were increases in commissions and fees of $124,349 or 29.3%, trust income of $77,011 or 98.6%, other operating income of $33,995 or 23.1%, and mortgage banking income of $22,101 or 6.5%. These positive factors were offset by a slight decrease in service charges on deposit accounts of $36,749 or 3.9%.

         The growth in commissions and fees resulted primarily from ATM network revenue, credit card-related service fees, and investment fee income. Trust revenue continues to benefit from increased sales efforts and favorable conditions in the Corporation's expanding markets. The increase in mortgage banking income resulted from increased volume of loan originations due to the favorable interest rate environment and the Corporation's expansion of its mortgage origination program. Although average deposits increased, service charges on deposit account revenues for the three months ended March 31, 1999 decreased. During the first quarter of 1999, management continued to focus on increasing noninterest income with revenue from the sales of new products rather than increased pricing of existing services.

Noninterest Expense

         Noninterest expense, excluding pretax nonrecurring charges of $75,189, for the first quarter of 1999 increased $344,692 or 4.5% from the same period in 1998. The primary factors contributing to this increase were increases in other operating expense of $179,175 or 8.4%, salaries and employee benefits of $142,773 or 3.2%, and net occupancy expense of $28,610 or 4.9%. These increases were offset by a slight decrease in equipment expense.

         Increases in advertising expense, primarily due to a new image campaign, and courier expense contributed to the increase in other operating expense. The increase in salaries and employee benefits resulted from normal merit increases. Net occupancy expense increased largely due to higher rent expense and building maintenance costs.

         The Corporation's overhead efficiency ratio was 59.7% for the first quarter of 1999, an improvement from 62.6% for the same period in 1998. These ratios exclude nonrecurring charges. The more favorable overhead efficiency ratio resulted from management's focus on controlling costs and the Corporation beginning to realize efficiencies from its acquisitions in 1998.


Income Taxes

         The provision for income taxes, excluding the tax benefit of $1,317 associated with tax deductible nonrecurring charges, for the first quarter of 1999 increased $426,706 or 31% from the same period in 1998. The provision for income taxes increased in 1999 primarily due to higher income before taxes since tax rates remained approximately the same as 1998.


Financial Position

         For the three months ended March 31, 1999, average total assets increased 2.3% while average loans increased 3.9% and average deposits increased 2.4% from the same period in 1998.

         Because the economy of the Corporation's coastal market areas are seasonal in nature, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. This seasonality is caused by the economic impact of a large number of tourists visiting coastal South Carolina and North Carolina during the summer months. Thus, the
Corporation historically has a more favorable liquidity position during the summer. To meet loan demand and liquidity needs during the winter months, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased from correspondent banks, and a line of credit with the Federal Home Loan Bank ("FHLB") to meet its liquidity needs.

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $59,000,000 at March 31, 1999 compared with $46,000,000 at March 31, 1998.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at March 31, 1999 of 7.36% and March 31, 1998 of 6.74%. At March 31, 1999 and
March 31, 1998, the total risk-based capital ratio was 11.95% and 11.87%, respectively, and the leverage ratio was 7.29% and 7.06%, respectively.


Year 2000

         The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by earlier programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

         In February 1997, the Corporation developed its Year 2000 Project Plan, following the guidelines established by the FFIEC. An integral part of the plan was to establish a Year 2000 Committee comprised of representatives from key areas throughout the organization. The Committee's mission is to identify issues related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Corporation's operations. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology and non-information technology systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as micro controllers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Corporation relies on software purchased from third-party vendors rather than internally-generated software.

         The Corporation is currently in the process of upgrading systems and testing to validate Year 2000 compliance. As of March 31, 1999, testing was 97% complete and the Corporation had renovated and tested all but one of the mission critical systems. The remaining mission critical system is scheduled to be tested for Year 2000 compliance by April 30, 1999. The

Corporation is currently operating on the Year 2000 compliant release for core systems supported by its third party software provider.

         The Year 2000 Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Corporation's Year 2000 status, and has developed a customer awareness program. The Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers. This plan has identified material loan customers, assessed their preparedness, evaluated their credit risk to the Corporation, and implemented appropriate controls to mitigate the risk.

          In accordance with regulatory guidelines, the Corporation is developing a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. The contingency plan is scheduled to be completed by June 30, 1999.

         As of March 31, 1999, the Corporation incurred Year 2000 related expenses of approximately $113,000. Management anticipates that the total additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will not exceed $250,000. Management believes that these required expenditures will not have a material adverse impact on operations, cashflow, or financial condition. Although management feels confident that the Corporation has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Corporation has not had any material delay regarding its information systems projects.


Accounting and Regulatory Matters

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

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgages Held for Sale by a Mortgage Banking Enterprise," ("SFAS No. 134"). SFAS No. 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998, and was adopted by the Corporation on January 1, 1999. The effects of adoption were not material during the first quarter of 1999.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On March 23,1999, the Corporation held a Special Meeting of Shareholders. The following is a brief description of matters voted upon at the Special Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.

          Proposal to ratify and approve the Agreement and Plan of Merger, dated as of September 24, 1999, (the "Bailey Agreement"), by and between the Corporation and Bailey Financial Corporation. ("Bailey") pursuant to which Bailey will merge with and into the Corporation and each share of common stock (except for certain shares held by the Corporation) will be converted into 16.32 shares of Anchor common stock, and such other terms and conditions as are set forth in the Bailey Agreement.

          For -  4,491,323         Withheld - 28,979        Abstain - 26,732


          On April 27, 1999, the Corporation held its 1999 Annual Meeting of Shareholders. At the 1999 Annual Meeting, the following individuals were elected as Directors with the votes indicated.


                            Director                              For                     Withheld
          -----------------------------------------    ----------------------     ----------------------
          C. Jason Ammons, Jr.                               4,653,449                  221,097
          Mason R. Chrisman                                  4,856,268                   18,278
          Robin H. Dial                                      4,853,919                   20,627
          Chester A. Duke                                    4,836,667                   37,879
          Tommy E. Looper                                    4,855,807                   18,739
          Charles B. McElveen                                4,855,444                   19,102
          W. Gairy Nichols, III                              4,856,000                   18,546
          Thomas J. Rogers                                   4,857,496                   17,050
          John C. B. Smith, Jr.                              4,855,719                   18,827
          Arthur P. Swanson                                  4,854,544                   20,002


          Howell V. Bellamy, Jr., W. Cecil Brandon, Jr., James E. Burroughs, C. Donald Cameron, Stephen L. Chryst, J. Bryan Floyd, Ruppert L. Piver, Albert A. Springs, III, J. Roddy Swaim, and Harry A. Thomas continued in their terms of office as directors of the Corporation.

          The following is a brief description of other matters voted upon at the 1999 Annual Meeting and the number of votes cast for and withheld, as well as, the number of abstentions.

          Proposal to adopt the Anchor Financial Corporation 1999 Long Term Incentive Plan.

          For - 4,464,322        Withheld - 326,374        Abstain - 83,850


ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A report on Form 8-K dated January 27, 1999 was filed with the Securities and Exchange Commission on January 29, 1999. Anchor Financial Corporation's December 31, 1997 Financial Statements were restated to reflect the mergers with M&M Financial Corporation and ComSouth Bankshares, Inc. The mergers were accounted for as poolings of interests and were completed August 31, 1998.

          A report on Form 8-K dated April 12, 1999 was filed with the Securities and Exchange Commission on April 16, 1999. Due to the significant growth of Anchor Financial Corporation and the level of merger and acquisition activity experienced by the Corporation over the last two years, management determined the need to evaluate its relationship with its independent accountants, PricewaterhouseCoopers LLP. Anchor Financial Corporation dismissed PricewaterhouseCoopers LLP as its independent certified public accountants and engaged Arthur Andersen LLP as its new independent certified public accountants effective April 12, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           /s/ Stephen L. Chryst
                                           Stephen L. Chryst, Chairman,
                                             President and Chief Executive
                                             Officer



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




Date:  May 14, 1999