Form 10-Q
period 1999-06-30
ANCHOR FINANCIAL CORP
filed 1999-08-16
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended June 30, 1999          Commission file number 0-13759
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

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at July 31, 1999
  ----------------------------               ----------------------------
  (Common stock, no par value)                        8,056,936

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                   PAGE NO.

Part I - Financial Information
------------------------------

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet - June 30, 1999
          and December 31, 1998                                         1

          Consolidated Statement of Income - Three months and
          Six months ended June 30, 1999 and 1998                       2

          Consolidated Statement of Changes in Stockholders' Equity
          and Comprehensive Income - Six months ended
          June 30, 1999 and 1998                                        3

          Consolidated Statement of Cash Flows -
          Six months ended June 30, 1999 and 1998                       4

          Notes to Consolidated Financial Statements                    5-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10-18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk     18


Part II - Other Information
---------------------------

Item 1 - Legal Proceedings                                              19
Item 2 - Changes in Securities                                          19
Item 3 - Defaults Upon Senior Securities                                19
Item 4 - Submission of Matters to a Vote of Security-Holders            19
Item 5 - Other Information                                              19
Item 6 - Exhibits and Reports on Form 8-K                               19

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

                                                                                      June 30,               December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                        1999                     1998
----------------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                                                       $       46,437,823       $       49,347,029
  Interest-bearing balances due from banks                                               3,442,110                8,082,081
  Federal funds sold                                                                             0                5,650,000
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $12,190,176
      in 1999 and $30,317,309 in 1998)                                                  12,286,772               29,481,031
    Available-for-sale, at fair value                                                  264,270,643              238,808,061
----------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                          276,557,415              268,289,092
----------------------------------------------------------------------------------------------------------------------------

  Total Loans                                                                          843,634,573              810,890,670
    Less - allowance for loan losses                                                   (10,304,253)              (9,546,139)
 ----------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                            833,330,320              801,344,531
----------------------------------------------------------------------------------------------------------------------------

  Premises and equipment                                                                26,553,408               27,562,951
  Other assets                                                                          26,154,532               23,399,144
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $    1,212,475,608       $    1,183,674,828
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                           $      184,050,051       $      169,219,775
      NOW and money market accounts                                                    446,631,550              407,438,748
      Time deposits $100,000 and over                                                   79,657,208               89,537,292
      Other time and savings deposits                                                  251,567,116              302,144,079
----------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                     961,905,925              968,339,894
    Federal funds purchased and securities
      sold under agreements to repurchase                                               65,550,947               62,424,543
    Other short-term borrowings                                                          7,158,812                1,396,927
    Long-term debt                                                                      70,387,080               42,187,000
    Subordinated notes                                                                  11,000,000               11,000,000
    Other liabilities                                                                    8,865,686                9,324,769
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                  1,124,868,450            1,094,673,133
----------------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, no par value; 50,000,000 shares
      authorized; shares issued and outstanding - 8,056,936
      in 1999 and 8,085,793 in 1998                                                     53,294,651               54,653,232
    Retained earnings                                                                   38,310,570               34,025,512
    Accumulated other comprehensive income (loss)                                       (2,953,063)               1,417,951
    Unearned ESOP shares                                                                (1,045,000)              (1,095,000)
----------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                            87,607,158               89,001,695
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $    1,212,475,608       $    1,183,674,828
============================================================================================================================


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                Six months ended June 30,            Three months ended June 30,
                                                          -----------------------------------   ------------------------------------
                                                                1999                 1998             1999                1998
                                                          ------------------------------------  ------------------------------------
INTEREST INCOME:
  Interest and fees on loans                            $     36,732,381     $     37,561,989 $     18,585,228   $       19,089,744
  Interest on investment securities:
    Taxable                                                    7,428,745            6,912,371        3,768,935            3,429,842
    Non-taxable                                                  630,063              470,814          301,618              345,815
  Other interest income                                          165,369              939,851           85,381              582,618
                                                          ------------------------------------  ------------------------------------
                Total interest income                         44,956,558           45,885,025       22,741,162           23,448,019
                                                          ------------------------------------  ------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                        15,423,641           18,743,551        7,619,298            9,532,399
  Interest on short-term borrowings                            1,277,212              541,446          650,140              235,198
  Interest on long-term borrowings                             1,503,639            1,592,835          887,855              845,137
  Interest on subordinated notes                                 462,866              462,865          232,542              232,541
                                                          ------------------------------------  ------------------------------------
                Total interest expense                        18,667,358           21,340,697        9,389,835           10,845,275
                                                          ------------------------------------  ------------------------------------

Net interest income                                           26,289,200           24,544,328       13,351,327           12,602,744
Provision for loan losses                                        851,500            1,173,000          425,750              534,000
                                                          ------------------------------------  ------------------------------------

Net interest income after provision for loan losses           25,437,700           23,371,328       12,925,577           12,068,744
                                                          ------------------------------------  ------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                          2,192,568            2,258,975        1,091,773            1,117,557
  Commissions and fees                                         1,509,054            1,028,580          853,902              599,970
  Trust income                                                 1,019,278              831,360          510,136              447,229
  Gains on sales of mortgage loans                               724,711              734,191          342,596              387,257
  Gains on sales of securities                                    74,032              106,401           10,883               84,875
  Other operating income                                         469,226              619,818          197,753              313,716
                                                          ------------------------------------  ------------------------------------
                Total noninterest income                       5,988,869            5,579,325        3,007,043            2,950,604
                                                          ------------------------------------  ------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                              11,493,022           10,618,679        5,990,602            5,357,142
  Net occupancy expense                                        1,640,082            1,554,810          783,218              699,601
  Equipment expense                                            1,204,167            1,227,682          624,140              702,955
  Other operating expense                                      6,913,755            5,489,253        4,027,682            2,896,899
                                                          ------------------------------------  ------------------------------------
                Total noninterest expense                     21,251,026           18,890,424       11,425,642            9,656,597
                                                          ------------------------------------  ------------------------------------

Income before income taxes                                    10,175,543           10,060,229        4,506,978            5,362,751
Provision for income taxes                                     3,774,987            3,484,329        1,772,210            1,894,300
                                                          ------------------------------------  ------------------------------------

Net income                                              $      6,400,556     $      6,575,900 $      2,734,768   $        3,468,451
                                                          ====================================  ====================================

Net income per share - basic                            $           0.80     $           0.83 $           0.34   $             0.44
                                                          ====================================  ====================================
Net income per share - diluted                          $           0.77     $           0.80 $           0.33   $             0.42
                                                          ====================================  ====================================

Weighted average common shares outstanding - basic             8,018,735            7,946,204        7,998,401            7,953,895
                                                          ====================================  ====================================
Weighted average common shares outstanding - diluted           8,297,107            8,248,996        8,274,948            8,257,600
                                                          ====================================  ====================================


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Six Months ended June 30, 1999 and June 30, 1998
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   other        Unearned        Total
                                               Common Stock         Retained   comprehensive      ESOP      stockholders'
                                           Shares       Amount      earnings       income        shares         equity
                                           ----------------------------------------------------------------------------------
Balance at December 31, 1997               7,983,379  $53,655,224  $26,638,500       $918,405    ($526,625)    $80,685,504

Comprehensive Income
  Net income                                                         6,575,900                                   6,575,900
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                                         150,715                      150,715
                                                                                                            ---------------
Total Comprehensive Income                                                                                       6,726,615
                                                                                                            ---------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan                   7,483      295,067                                                  295,067
  Stock Option Plan                           31,400      225,143                                                  225,143
Change in unearned ESOP shares                            182,839       13,965                      64,500         261,304
Cash dividends ($0.24 per share)                                      (932,035)                                   (932,035)
Cash dividends from:
  Acquired entities                                                   (377,232)                                   (377,232)
                                         ==================================================================================
Balance at June 30, 1998                   8,022,262  $54,358,273  $31,919,098     $1,069,120    ($462,125)    $86,884,366
                                         ==================================================================================




Balance at December 31, 1998               8,085,793  $54,653,232  $34,025,512     $1,417,951  ($1,095,000)    $89,001,695

Comprehensive Income
  Net income                                                         6,400,556                                   6,400,556
  Other comprehensive income, net of tax
    Unrealized loss on investment securities                                       (4,371,014)                  (4,371,014)
                                                                                                            ---------------
Total Comprehensive Income                                                                                       2,029,542
                                                                                                            ---------------
Common stock issued pursuant to:
  Stock Option Plan                           34,479      223,733                                                  223,733
Tax benefit from exercised stock options                   30,250                                                   30,250
Dissenters from Bailey Merger                (63,322)  (1,726,469)                                              (1,726,469)
Fractional shares paid in acquisition            (14)                     (402)                                       (402)
Change in unearned ESOP shares                            113,905       18,938                      50,000         182,843
Cash dividends ($0.28 per share)                                    (2,041,748)                                 (2,041,748)
Cash dividends from:
  Acquired entities                                                    (92,286)                                    (92,286)
                                         ==================================================================================
Balance at June 30, 1999                   8,056,936  $53,294,651  $38,310,570    ($2,953,063) ($1,045,000)    $87,607,158
                                         ==================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


---------------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                1998
---------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                         $      6,400,556   $        6,575,900
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                       106,705             (171,798)
    Depreciation and amortization                                                           1,307,353            1,308,758
    Provision for loan losses                                                                 851,500            1,173,000
    Gains on sales of investment securities, net                                              (74,032)            (106,401)
    Gains on sales of mortgage loans                                                         (724,711)            (734,191)
    Gains on sales of premises and equipment                                                      (63)             (12,570)
    Change in interest receivable                                                             (62,620)            (731,540)
    Change in other assets                                                                    (28,531)           1,160,029
    Change in deferred taxes                                                               (2,951,402)            (493,088)
    Change in interest payable                                                             (1,043,888)            (388,432)
    Change in other liabilities                                                               584,805            1,416,730
    Origination of mortgage loans held for sale                                           (47,428,216)         (55,092,396)
    Proceeds from sales of mortgage loans held for sale                                    48,642,409           55,826,587
    Net change in unearned ESOP shares                                                        182,843              261,304
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   5,762,708            9,991,892
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to maturity                       17,196,230           10,160,107
  Purchase of investment securities available-for-sale                                    (90,841,719)         (95,290,140)
  Proceeds from sales of investment securities available-for-sale                          48,794,246           25,689,846
  Proceeds from maturities of investment securities available-for-sale                     12,179,233           28,588,838
  Net change in loans                                                                     (33,326,771)         (36,082,399)
  Capital expenditures                                                                        (10,582)          (1,787,054)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (46,009,363)         (68,720,802)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposits                                                                   (6,433,969)          80,462,308
  Net change in federal funds purchased and securities sold under
    agreements to repurchase                                                                3,126,404            3,232,702
  Net change in other short-term borrowings                                                 5,761,885           (1,917,023)
  Net change in long-term debt                                                             28,200,080            5,970,833
  Proceeds from issuance of stock in accordance with:
    Stock Option Plan                                                                         223,733              225,143
    Dividend Reinvestment Plan                                                                      0              295,067
  Cash dividends paid                                                                      (2,134,034)          (1,309,268)
  Other, net                                                                               (1,696,621)                   0
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  27,047,478           86,959,762
---------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                   (13,199,177)          28,230,852
Cash and cash equivalents at January 1                                                     63,079,110           61,140,628
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                 $     49,879,933   $       89,371,480
===========================================================================================================================




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

                The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

                On April 9, 1999, the Corporation merged with Bailey Financial Corporation ("Bailey Financial"). The surviving entity was Anchor Financial Corporation. The transaction was accounted for as a pooling of interests and provided for a tax-free exchange of 16.32 shares of Anchor Financial common stock for each outstanding share of Bailey Financial common stock. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the merger had been in effect for all periods presented.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3:         RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the six months ended June 30, 1999 and 1998 is summarized as follows:

                                                                                1999              1998
                                                                       -------------------------------------
                Balance, beginning of year                                     $9,546,139        $8,366,714
                Provision charged to operations                                   851,500         1,173,000
                Recoveries of charged off loans                                   328,804           439,972
                Loans charged off                                                (422,190)         (666,893)
                                                                       -------------------------------------
                Balance, end of period                                        $10,304,253        $9,312,793
                                                                       =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at June 30,1999 and December 31, 1998. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                              6/30/99           12/31/98
                                                                      -------------------------------------
               Nonaccrual loans                                               $1,888,880        $2,987,753
               Loans past due ninety days or more                                 10,149            34,000
               Other real estate owned                                         1,017,823           212,912
                                                                      -------------------------------------
               Total nonperforming assets                                     $2,916,852        $3,234,665
                                                                      =====================================

               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At June 30, 1999, impaired loans had a related specific allowance for loan losses totaling $434,121. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 1999.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               Long-term debt and subordinated notes are summarized as follows:

                                                                                  6/30/99         12/31/98
                                                                              ---------------------------------
             Parent Company:
               6.50% floating rate note due in 2000                                 $1,700,000              $0
               8.60% subordinated notes due in 2003 (a)                              5,000,000       5,000,000
               7.89% subordinated notes due in 2006 (a)                              6,000,000       6,000,000
                                                                              ---------------------------------
                  Total                                                            $12,700,000     $11,000,000
                                                                              ---------------------------------

             Subsidiaries:
               5.48% Federal Home Loan Bank advance due in 1999                              0       3,000,000
               6.04% Federal Home Loan Bank advance due in 1999                              0         484,701
               6.17% Federal Home Loan Bank advance due in 1999                              0       1,502,299
               5.00% Federal Home Loan Bank advance due in 2000                      1,987,080               0
               4.77% Federal Home Loan Bank advance due in 2001                      1,000,000       1,000,000
               5.01% Federal Home Loan Bank advance due in 2002                      2,200,000       2,200,000
               5.14% Federal Home Loan Bank advance due in 2002                      5,000,000               0
               5.66% Federal Home Loan Bank advance due in 2002                      5,000,000       5,000,000
               6.19% Federal Home Loan Bank advance due in 2002                      3,500,000       4,000,000
               4.89% Federal Home Loan Bank advance due in 2003                     10,000,000      10,000,000
               5.16% Federal Home Loan Bank advance due in 2003                      1,000,000       1,000,000
               7.21% Federal Home Loan Bank advance due in 2005                      5,000,000       5,000,000
               4.97% Federal Home Loan Bank advance due in 2008                      1,000,000       1,000,000
               5.51% Federal Home Loan Bank advance due in 2008                      5,000,000       5,000,000
               5.53% Federal Home Loan Bank advance due in 2008                      3,000,000       3,000,000
               4.25% Federal Home Loan Bank advance due in 2009                     25,000,000               0
                                                                              ---------------------------------
                  Total                                                             68,687,080      42,187,000
                                                                              ---------------------------------
               Total long-term debt and subordinated notes                         $81,387,080     $53,187,000
                                                                              =================================

               (a) Debt qualifies for inclusion in the determination of total capital under the Risk- Based Capital Guidelines.

               The principal  maturity of long-term debt and subordinated  notes
               for  the  next  five  years   subsequent  to  June  30,  1999  is
               $3,687,080 in 2000,  $1,000,000 in 2001, $15,700,000 in 2002,
               $16,000,000 in 2003, and $45,000,000 there after.

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

               In accordance with SFAS No. 128, "Earnings Per Share," the calculation of net income per share - basic and net income per share - diluted, including the effect of nonrecurring charges, for the six months ended June 30 is presented below:


                                                                                    Six months ended June 30,
                                                                           --------------------------------------------
                                                                                    1999                  1998
                                                                           --------------------------------------------
                Net income per share - basic computation
                    Net income                                                         $6,400,556           $6,575,900
                    Income available to common shareholders                            $6,400,556           $6,575,900
                                                                           ============================================
                    Average common shares outstanding                                   8,078,452            7,997,539
                      Unallocated ESOP Shares                                             (59,717)             (51,335)
                                                                           --------------------------------------------
                    Average common shares outstanding - basic                           8,018,735            7,946,204
                                                                           --------------------------------------------

                    Net income per share - basic                                            $0.80                $0.83
                                                                           ============================================


                Net income per share - diluted computation
                    Income available to common shareholders                            $6,400,556           $6,575,900
                                                                           ============================================
                    Average common shares outstanding - basic                           8,018,735            7,946,204
                    Incremental shares from assumed conversions:
                      Stock Options                                                       278,372              302,792
                                                                           --------------------------------------------
                    Average common shares outstanding - diluted                         8,297,107            8,248,996
                                                                           --------------------------------------------
                    Net income per share - diluted                                          $0.77                $0.80
                                                                           ============================================

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 7:        OTHER MATTERS

               At June 30, 1999, outstanding standby letters of credit totaled $4,139,465.

               For the six months ended June 30, 1999 and 1998, the Corporation paid interest of $19,711,246 and $21,602,971 respectively. The Corporation paid $2,991,300 in income taxes during the six months ended June 30, 1999 and $3,038,811 during the same period in 1998.

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


Net Income

         Net income for the second quarter of 1999 totaled $3,883,459, or $0.47 per diluted share, before pretax charges of $1,523,733 ($1,148,692 after taxes) associated with the acquisition of Bailey Financial. Excluding these nonrecurring charges, net income and earnings per diluted share for the quarter ended June 30, 1999, increased 4.2% and 3.7% respectively, from the second quarter of 1998. Including the effect of the charges, net income totaled
$2,734,768, or $0.33 per diluted share, for the quarter ended June 30, 1999, compared to net income of $3,468,451, or $0.42 per diluted share earned in the same period of 1998.

         The primary factors affecting net income, before nonrecurring charges, for the second quarter of 1999 were increases of $748,584 in net interest income and $56,439 in noninterest income, and a decrease in the provision for loan losses of $108,250. These positive factors were partially offset by increases in noninterest expense of $506,018, and the provision for income taxes of $249,352.

         For the quarter ended June 30, 1999, return on average assets and return on average equity, excluding nonrecurring charges, were 1.30% and 17.03%, respectively, compared to prior year ratios of 1.27% and 17.66%.

         During the three months ended June 30, 1999, the Corporation incurred $1,041,781, before tax effect, in restructuring fees, $417,284, before tax effect, in investment banking fees, and $64,027, before tax effect, in legal, accounting, and printed material expenses arising from the merger with Bailey Financial (See Note 2 to the unaudited interim consolidated financial statements).

         Net income for the six months ended June 30, 1999 totaled $7,670,806, or $0.92 per diluted share, before pretax charges of $1,645,989 ($1,270,588 after taxes) associated with the acquisition of Bailey Financial. Excluding these nonrecurring charges, net income and earnings per diluted share for the six months ended June 30, 1999, increased 12.3% and 10.9% respectively, from the same period in 1998. Including the effect of the charges, net income totaled $6,400,556, or $0.77 per diluted share, for the six months ended June 30, 1999, compared to net income of $6,575,900, or $0.80 per diluted share earned in the same period of 1998.

         The primary factors affecting net income, before nonrecurring charges, for the six months ended June 30, 1999 were increases of $1,744,873 in net interest income and $409,544 in noninterest income, and a decrease in the provision for loan losses of $321,500. These positive factors were partially offset by increases in noninterest expense of $975,319, and the provision for income taxes of $662,459.

         For the six months ended June 30, 1999, return on average assets and return on average equity, excluding nonrecurring charges, were 1.31% and 17.13%, respectively, compared to prior year ratios of 1.19% and 16.58%.

         During the six months ended June 30, 1999, the Corporation incurred $1,042,779, before tax effect, in restructuring charges, $417,284, before tax effect, in investment banking fees and $162,197, before tax effect, in legal, accounting, and printed material expenses arising from the merger with Bailey Financial (See Note 2 to the unaudited interim consolidated financial statements).


Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $13,351,327 for the second quarter of 1999, an increase of $748,583 or 5.9% from the $12,602,744 reported for the same period in 1998. This increase was attributed to the increased volume of earning assets, increased volume of noninterest bearing sources, and the increased tax equivalent net yield on earning assets during the period. The tax equivalent net yield on earning assets increased from 4.67% in 1998 to 4.86% in 1999. The net interest margin widened from 1998 primarily because of a lower cost of funding earning assets.

         Interest income was down $706,857 or 3.01% for the quarter ended June 30, 1999 compared with the same period in 1998. The decrease was due to the decline in the yield on earning assets since the volume of interest earning assets grew from the same period in 1998. The yield on earning assets decreased from 8.61% in 1998 to 8.18% in 1999. Average interest earning assets for the second quarter of 1999 increased $27.5 million or 2.5% from the same period in 1998. Average loans increased $32.9 million or 4.0% and average investment securities increased $32.0 million or 13.2% for the second quarter of 1999 compared with the same period in 1998. Average interest earning assets represented 93.7% of average total assets during the second quarter of 1999 compared with 92.8% in 1998. The yield on earning assets decreased primarily because the yield on loans decreased from 9.23% in 1998 to 8.63% in 1999. The composition of average interest-earning assets changed as the percentage of average loans to average interest-earning assets increased from 74.0% in 1998 to 75.1% in 1999.

         Interest expense decreased $1,455,440 or 13.4% for the quarter ended June 30, 1999 compared with the same period in 1998. The decrease in interest expense was due to a decreased rate paid on average interest-bearing liabilities since interest-bearing liabilities grew slightly from the second quarter of 1998. The rate paid on average interest-bearing liabilities decreased from 4.73% for the quarter ended June 30, 1998 to 4.09% for the same period in 1999 due to the lower interest rate environment and a more favorable mix of deposits. Traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 52.8% for the second quarter of 1998 to 55.1% for the second quarter of 1999. Average certificates of deposit decreased as a percentage of interest-bearing liabilities from 38.0% for the quarter ended June 30, 1998 to 29.7% for the second quarter of 1999. Average interest-bearing liabilities increased slightly for the second quarter of 1999 compared with the same period in 1998. Average noninterest bearing sources increased $25.6 million or 14.4% for the second quarter of 1999 compared with the same period in 1998. Average interest-bearing liabilities represented 81.9% of funding sources during the second quarter of 1999 compared with 83.8% in 1998.

         Net interest income was $26,289,200 for the six months ended June 30, 1999, an increase of $1,744,872 or 7.1% from the $24,544,328 reported for the same period in 1998. This increase was attributed to the increased volume of earning assets, increased volume of noninterest bearing sources, and the increased tax equivalent net yield on earning assets during the period. The tax equivalent net yield on earning assets increased from 4.66% in 1998 to 4.85% in 1999. The net interest margin widened from the first six months of 1998 primarily because of a lower cost of funding earning assets.

         Interest income was down $928,467 or 2.0% for the six months ended June 30, 1999 compared with the same period in 1998. The decrease was due to the decline in the yield on earning assets since the volume of interest earning assets grew from the same period in 1998. The yield on earning assets decreased from 8.66% in 1998 to 8.24% in 1999. Average interest earning assets for the six months ended June 30, 1999 increased $34.0 million or 3.2% from the same period in 1998. Average loans increased $30.9 million or 3.8% and average investment securities increased $30.2 million or 12.7% for the six months ended June 30, 1999 compared with the same period in 1998. Average interest earning assets represented 93.5% of average total assets during the six months ended June 30, 1999 compared with 92.8% in 1998. The yield on earning assets decreased primarily because the yield on loans decreased from 9.24% in 1998 to 8.66% in 1999. The composition of average interest-earning assets changed as the percentage of average loans to average interest-earning assets increased from 74.9% in 1998 to 75.3% in 1999.

         Interest expense decreased $2,673,339 or 12.5% for the six months ended June 30, 1999 compared with the same period in 1998. The decrease in interest expense was due to a decreased rate paid on average interest-bearing liabilities since interest-bearing liabilities remained relatively the same for the six months ended June 30, 1999 and June 30, 1998. The rate paid on average interest-bearing liabilities decreased from 4.74% for the six months ended June 30, 1998 to 4.15% for the same period in 1999 due to the lower interest rate environment and a more favorable mix of deposits. Traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 51.8% for the six months ended June 30, 1998 to 54.7% for the same period in 1999. Average certificates of deposit decreased as a percentage of interest-bearing liabilities from 38.7% for the first six months of 1998 to 31.4% for the six months ended June 30, 1999. Average long-term debt and subordinated notes for the first six months of 1999 increased slightly from 1998. Average interest-bearing liabilities remained relatively the same for the six months ended June 30, 1999 and June 30, 1998. Average noninterest bearing sources increased $34.3 million or 20.7% for the six months ended June 30, 1999 compared with the same period in 1998. Average interest-bearing liabilities represented 82.0% of funding sources during the six months ended June 30, 1999 compared with 84.6% in 1998.

Provision for Loan Losses

         A $425,750 provision for loan losses was made during the second quarter of 1999 compared with a provision of $534,000 in 1998. An $851,500 provision for loan losses was made during the six months ended June 30, 1999 compared with a provision of $1,173,000 in 1998. The decrease in the provision for loan losses in 1999 was primarily due to slowing of loan growth and a decrease in net charge-offs. At June 30, 1999 and 1998 the ratio of annualized net charge-offs to average loans was 0.02% and 0.05% respectively.

         Nonperforming assets at June 30, 1999 totaled $2,916,852 compared with $3,217,854 reported at the same time last year. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.35% at June 30, 1999 compared with 0.40% at June 30, 1998.

         The reserve for loan losses at June 30, 1999 and June 30, 1998 represented 1.22% and 1.14% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at June 30, 1999 is adequate to cover potential losses in the portfolio.

Noninterest Income

         Noninterest income for the second quarter of 1999 was up $56,439 or 1.9% from the same period in 1998. The primary factors contributing to this increase were increases in commissions and fees of $253,932 or 42.3% and trust income of $62,907 or 14.1%. These positive factors were offset by decreases in other operating income of $115,963 or 37.0%, mortgage banking income of $44,661 or 11.5%, and service charges on deposit accounts of $25,784 or 2.3%.

         Noninterest income for the six months ended June 30, 1999 was up $409,544 or 7.3% from the same period in 1998. The primary factors contributing to this increase were increases in commissions and fees of $480,474 or 46.7% and trust income of $187,918 or 22.6%. These positive factors were offset by a decrease in other operating income of $150,592 or 24.3%, and slight decreases in service charges on deposit accounts and mortgage banking income.

         The growth in commissions and fees for the second quarter and the six months ended June 30, 1999 resulted primarily from increases in investment fee income, ATM network revenue, and credit card-related service fees. Investment fee income benefited from increased market penetration in existing markets and expansion into new markets. Trust revenue continues to benefit from increased sales efforts and favorable conditions in the Corporation's expanding markets. Mortgage banking income was down due to the Corporation's markets experiencing a less favorable interest rate environment. Although average deposits increased, service charges on deposit account revenues for the three months and six months ended June 30, 1999 decreased. During the quarter and the six months ended June 30, 1999, management continued to focus on increasing noninterest income with revenue from the sales of new products rather than increased pricing of existing services.


Noninterest Expense

         Noninterest expense, excluding pretax nonrecurring charges of $1,523,733, for the second quarter of 1999 increased $506,018 or 5.4% from the same period in 1998. The primary factors contributing to this increase were increases in salaries and employee benefits of $399,651 or 7.5%, net occupancy expense of $83,617 or 12.0%, and other operating expense of $101,565 or 3.9%. These increases were offset by an 11.2% decrease in equipment expense.

         The increase in salaries and employee benefits resulted from normal merit increases. Net occupancy expense increased largely due to higher rent expense and building maintenance costs.

         Noninterest expense, excluding pretax nonrecurring charges of $1,645,989, for the six months ended June 30, 1999 increased $975,319 or 5.2% from the same period in 1998. The primary factors contributing to this increase were increases in salaries and employee benefits of

$640,534 or 6.0%, net occupancy expense of $85,272 or 5.5%, and other operating expense of $273,028 or 5.2%. These increases were offset by a slight decrease in equipment expense.

         The Corporation's overhead efficiency ratio was 60.2% for the first six months of 1999, an improvement from 61.6% for the same period in 1998. These ratios exclude nonrecurring charges. The more favorable overhead efficiency ratio resulted from management's focus on controlling costs and the Corporation beginning to realize efficiencies from its acquisitions in 1998.


Income Taxes

         The provision for income taxes, excluding the tax benefit of $375,042 associated with tax deductible nonrecurring charges, for the second quarter of 1999 increased $249,352 or 13.1% from the same period in 1998. The provision for income taxes, excluding the tax benefit of $375,401 associated with tax deductible nonrecurring charges, for the six months ended June 30, 1999 increased $662,459 or 19.0% from the same period in 1998. The provision for income taxes increased in 1999 primarily due to higher income before taxes and increased tax rates due to the higher taxable income of the combined entity.


Financial Position

         For the six months ended June 30, 1999, average total assets increased 1.5% while average loans increased 4.0% and average deposits decreased 3.9% from the same period in 1998. Loan growth slowed considerably during the second half of 1998 and the first half of 1999 in the Corporation's market areas. Some of this slow down was the result of integrating three different credit cultures into one. At June 30, 1999, the Corporation's loan strategies are integrated and better focused for future loan production. Core deposits continue to grow at a strong pace as previously mentioned. The Corporation decreased its reliance on higher priced certificates of deposit as loan growth slowed.

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

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $68,687,080 at June 30, 1999 compared with $37,500,000 at June 30, 1998.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at June 30, 1999 of 7.63% and June 30, 1998 of 7.19%. At June 30, 1999 and June
30, 1998, the total risk-based capital ratio was 12.39% and 11.95%, respectively, and the leverage ratio was 7.52% and 7.24%, respectively.


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

         The Corporation is currently in the process of upgrading systems and testing to validate Year 2000 compliance. As of June 30, 1999, testing was completed and the Corporation had renovated and tested all mission critical systems. The Corporation is currently operating on the Year 2000 compliant release for core systems supported by its third party software provider.

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

         In accordance with regulatory guidelines, the Corporation has developed a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. The contingency plan was completed by June 30, 1999. Testing and validation of the contingency plan is scheduled for August, 1999.

         As of June 30, 1999, the Corporation incurred Year 2000 related expenses of approximately $165,000. Management anticipates that the total additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will not exceed $250,000. Management believes that these required expenditures will not have a material adverse impact on operations, cashflow, or financial condition. Although management feels confident that the Corporation has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Corporation has not had any material delay regarding its information systems projects.


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

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of

SFAS No. 133 will not have a significant effect on the Corporation's results of operations or its financial position.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgages Held for Sale by a Mortgage Banking Enterprise," ("SFAS No. 134"). SFAS No. 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998, and was adopted by the Corporation on January 1, 1999. The effects of adoption were not material during the first six months of 1999.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report on Form 8-K dated July 20, 1999 was filed with the Securities and Exchange Commission on July 20, 1999. The financial statements for Anchor Financial Corporation for the quarter ended March 31, 1999 were restated to reflect the merger with Bailey Financial Corporation, which was completed on April 9, 1999. The restated financial information for the first quarter of 1999 was filed as Exhibit 99 to this report and was provided for informational purposes only.

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




Date:  July 31, 1999