Form 10-Q
period 1999-09-30
ANCHOR FINANCIAL CORP
filed 1999-11-15
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended September 30, 1999      Commission file number 0-13759
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

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at November 5, 1999
  ----------------------------                 --------------------------------
  (Common stock, no par value)                            8,089,882

                      ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES



                                       INDEX



                                                                  PAGE NO.


Part I - Financial Information
------------------------------

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet - September 30, 1999
          and December 31, 1998                                       1

          Consolidated Statement of Income - Three months and
          Nine months ended September 30, 1999 and 1998               2

          Consolidated Statement of Changes in Stockholders' Equity
          and Comprehensive Income - Nine months ended
          September 30, 1999 and 1998                                 3

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1999 and 1998               4

          Notes to Consolidated Financial Statements                  5-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9-17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk   17


Part II - Other Information
---------------------------

Item 1 - Legal Proceedings                                            18
Item 2 - Changes in Securities                                        18
Item 3 - Defaults Upon Senior Securities                              18
Item 4 - Submission of Matters to a Vote of Security-Holders          18
Item 5 - Other Information                                            18
Item 6 - Exhibits and Reports on Form 8-K                             18

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)



                                                                                September 30,        December 31,

-----------------------------------------------------------------------------------------------------------------
                                                                                    1999                 1998
-----------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                                              $       43,843,427       $     49,347,029
  Interest-bearing balances due from banks                                        179,980              8,082,081
  Federal funds sold                                                                    0              5,650,000
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $12,291,707
      in 1999 and $30,317,309 in 1998)                                         13,353,395             29,481,031
    Available-for-sale, at fair value                                         262,900,876            238,808,061
-----------------------------------------------------------------------------------------------------------------
  Total investment securities                                                 276,254,271            268,289,092
-----------------------------------------------------------------------------------------------------------------

  Total Loans                                                                 862,152,996            810,890,670
    Less - allowance for loan losses                                          (10,295,579)            (9,546,139)
-----------------------------------------------------------------------------------------------------------------
  Net loans                                                                   851,857,417            801,344,531
-----------------------------------------------------------------------------------------------------------------

  Premises and equipment                                                       26,584,140             27,562,951
  Other assets                                                                 25,058,228             23,399,144
-----------------------------------------------------------------------------------------------------------------

Total assets                                                           $    1,223,777,463       $  1,183,674,828
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                  $      176,256,739       $    169,219,775
      NOW and money market accounts                                           452,574,419            407,438,748
      Time deposits $100,000 and over                                          72,010,934             89,537,292
      Other time and savings deposits                                         253,290,165            302,144,079
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                                            954,132,257            968,339,894
    Federal funds purchased and securities
      sold under agreements to repurchase                                      68,895,760             62,424,543
    Other short-term borrowings                                                 1,864,531              1,396,927
    Long-term debt                                                             88,687,080             42,187,000
    Subordinated notes                                                         11,000,000             11,000,000
    Other liabilities                                                          10,739,045              9,324,769
-----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                         1,135,318,673          1,094,673,133
-----------------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, no par value; 50,000,000 shares
      authorized; shares issued and outstanding - 8,065,280
      in 1999 and 8,085,793 in 1998                                            53,450,418             54,653,232
    Retained earnings                                                          39,995,263             34,025,512
    Accumulated other comprehensive income (loss)                              (3,941,891)             1,417,951
    Unearned ESOP shares                                                       (1,045,000)            (1,095,000)
-----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                   88,458,790             89,001,695
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $    1,223,777,463       $  1,183,674,828
=================================================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                 Nine months ended September 30,       Three months ended September 30,
                                                -----------------------------------   -------------------------------------

                                                      1999               1998              1999                 1998
                                                -----------------------------------   -------------------------------------
INTEREST INCOME:
  Interest and fees on loans                   $     55,852,355    $    56,524,857  $      19,119,974   $       18,962,868
  Interest on investment securities:
    Taxable                                          11,322,299         11,015,356          3,893,554            4,102,985
    Non-taxable                                         913,623            771,731            283,560              300,917
  Other interest income                                 221,126          1,488,683             55,757              508,900
                                                -----------------------------------   -------------------------------------
                Total interest income                68,309,403         69,800,627         23,352,845           23,875,670
                                                -----------------------------------   -------------------------------------

INTEREST EXPENSE:
  Interest on deposits                               23,346,869         27,694,982          7,923,228            9,438,683
  Interest on short-term borrowings                   1,947,269          1,588,876            670,057              560,178
  Interest on long-term borrowings                    2,545,609          2,299,307          1,041,970              706,472
  Interest on subordinated notes                        717,660            696,906            254,794              234,041
                                                -----------------------------------   -------------------------------------
                Total interest expense               28,557,407         32,280,071          9,890,049           10,939,374
                                                -----------------------------------   -------------------------------------

Net interest income                                  39,751,996         37,520,556         13,462,796           12,936,296
Provision for loan losses                             1,227,250          2,686,644            375,750            1,513,644
                                                -----------------------------------   -------------------------------------

Net interest income after provision for loan
losses                                               38,524,746         34,833,912         13,087,046           11,422,652
                                                -----------------------------------   -------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                 3,256,728          3,375,737          1,064,160            1,142,530
  Commissions and fees                                2,294,645          1,904,452            785,591              752,622
  Trust income                                        1,595,891          1,244,860            576,613              413,500
  Gains on sales of mortgage loans                      968,550          1,144,980            243,839              410,789
  Gains on sales of securities                           83,436            183,678              9,404               77,277
  Other operating income                                722,548            678,923            253,322              130,725
                                                -----------------------------------   -------------------------------------
                Total noninterest income              8,921,798          8,532,630          2,932,929            2,927,443
                                                -----------------------------------   -------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                     16,958,796         17,280,183          5,465,774            6,612,939
  Net occupancy expense                               2,259,459          2,120,126            764,202              565,316
  Equipment expense                                   2,009,705          2,138,404            660,713              993,880
  Other operating expense                            10,032,715         10,253,964          3,118,960            4,664,324
                                                -----------------------------------   -------------------------------------
                Total noninterest expense            31,260,675         31,792,677         10,009,649           12,836,459
                                                -----------------------------------   -------------------------------------

Income before income taxes                           16,185,869         11,573,865          6,010,326            1,513,636
Provision for income taxes                            5,853,287          4,524,406          2,078,300            1,040,077
                                                -----------------------------------   -------------------------------------

Net income                                     $     10,332,582    $     7,049,459  $       3,932,026   $          473,559
                                                ===================================   =====================================

Net income per share - basic                   $           1.29    $          0.89  $            0.49   $             0.06
                                                ===================================   =====================================

Net income per share - diluted                 $           1.25    $          0.85  $            0.48   $             0.06
                                                ===================================   =====================================

Weighted average common shares outstanding -
basic                                                 8,012,583          7,952,105          8,000,480            7,963,715
                                                ===================================   =====================================

Weighted average common shares outstanding -
diluted                                               8,289,293          8,275,792          8,273,768            8,328,509
                                                ===================================   =====================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Nine Months ended September 30, 1999 and September 30, 1998
(Unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                            other       Unearned       Total
                                          Common Stock       Retained   comprehensive    ESOP     stockholders'
                                      Shares      Amount     earnings      income       shares       equity
                                      ---------------------------------------------------------------------------
Balance at December 31, 1997          7,983,379  $53,655,224 $26,638,500     $918,405   ($526,625)   $80,685,504

Comprehensive Income
  Net income                                                   7,049,459                               7,049,459
  Other comprehensive income, net of tax
    Unrealized gains on investment securities                               1,058,043                  1,058,043
                                                                                                   --------------
Total Comprehensive Income                                                                             8,107,502
                                                                                                   --------------
Common stock issued pursuant to:
  Dividend Reinvestment Plan              7,483      295,067                                             295,067
  Stock Option Plan                      39,258      294,705                                             294,705
Fractional shares paid in                  (427)                 (15,718)                                (15,718)
acquisitions
Change in unearned ESOP shares                       277,722      20,947                   106,625       405,294
Cash dividends ($0.36 per share)                              (1,399,760)                             (1,399,760)
Cash dividends from:
  Acquired entities                                             (570,130)                               (570,130)
                                     ============================================================================
Balance at September 30, 1998         8,029,693  $54,522,718 $31,723,298   $1,976,448    ($420,000)  $87,802,464
                                     ============================================================================




Balance at December 31, 1998          8,085,793  $54,653,232 $34,025,512   $1,417,951  ($1,095,000)  $89,001,695

Comprehensive Income
  Net income                                                  10,332,582                              10,332,582
  Other comprehensive income, net of tax
    Unrealized loss on investment securities                               (5,359,842)                (5,359,842)
                                                                                                   --------------
Total Comprehensive Income                                                                             4,972,740
                                                                                                   --------------
Common stock issued pursuant to:
  Stock Option Plan                      42,829      315,453                                             315,453
Tax benefit from exercised stock options              30,250                                              30,250
Dissenters from Bailey Merger           (63,322)  (1,726,469)                                         (1,726,469)
Fractional shares paid in                   (20)                    (564)                                   (564)
acquisition merger
Change in unearned ESOP shares                       177,952      28,407                    50,000       256,359
Cash dividends ($0.42 per share)                              (4,298,388)                             (4,298,388)
Cash dividends from:
  Acquired entities                                              (92,286)                                (92,286)
                                     ============================================================================
Balance at September 30, 1999         8,065,280  $53,450,418 $39,995,263  ($3,941,891)  ($1,045,000) $88,458,790
                                     ============================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)



----------------------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                 1998
----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                         $     10,332,582    $        7,049,459
  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                       131,750              (371,853)
    Depreciation and amortization                                                           2,362,086             2,295,853
    Provision for loan losses                                                               1,227,250             2,686,644
   (Gains)losses on sales of investment securities, net                                       (83,436)              183,678
    Gains on sales of mortgage loans                                                         (968,550)           (2,224,217)
    Gains on sales of premises and equipment                                                     (548)                8,814
    Change in interest receivable                                                             730,327               469,283
    Change in other assets                                                                    540,350             3,455,470
    Change in deferred taxes                                                               (3,362,240)              336,792
    Change in interest payable                                                               (755,867)             (338,780)
    Change in other liabilities                                                             3,737,880             1,579,530
    Origination of mortgage loans held for sale                                           (63,539,875)          (81,457,148)
    Proceeds from sales of mortgage loans held for sale                                    65,383,915            83,681,365
    Net change in unearned ESOP shares                                                        256,359               405,294
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  15,991,983            17,760,184
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of investment securities held-to-maturity                                                0            (3,860,000)
  Proceeds from maturities of investment securities held-to-maturity                       16,126,440            11,153,464
  Purchase of investment securities available-for-sale                                    (98,824,832)         (135,512,433)
  Proceeds from sales of investment securities available-for-sale                          52,133,585            43,828,780
  Proceeds from maturities of investment securities available-for-sale                     14,495,064            55,996,790
  Net change in loans                                                                     (52,615,626)          (40,278,211)
  Capital expenditures                                                                       (950,248)           (2,134,000)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (69,635,617)          (70,805,610)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                                  (14,207,637)           58,436,639
  Net change in federal funds purchased and securities sold under
    agreements to repurchase                                                                6,471,217            (3,769,305)
  Net change in other short-term borrowings                                                   467,604            (2,982,488)
  Net change in long-term debt                                                             46,500,080             1,007,344
  Proceeds from issuance of stock in accordance with:
    Stock Option Plan                                                                         315,453               294,705
    Dividend Reinvestment Plan                                                                      0               295,067
  Cash dividends paid                                                                      (3,262,003)           (1,969,890)
  Other, net                                                                               (1,696,783)              (15,718)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  34,587,931            51,296,354
----------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                   (19,055,703)           (1,749,072)
Cash and cash equivalents at January 1                                                     63,079,110            61,140,628
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                            $     44,023,407    $       59,391,556
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

                The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3:         RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                                                                1999              1998
                                                                       -------------------------------------
                Balance, beginning of year                                     $9,546,139        $8,366,714
                Provision charged to operations                                 1,227,250         2,686,644
                Recoveries of charged off loans                                   441,301           677,622
                Loans charged off                                                (919,111)       (2,237,624)
                                                                       -------------------------------------
                Balance, end of period                                        $10,295,579        $9,493,356
                                                                       =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at September 30,1999 and December 31, 1998. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                           9/30/99           12/31/98
                                                                      -------------------------------------
               Nonaccrual loans                                               $2,982,765        $2,987,753
               Loans past due ninety days or more                                 55,434            34,000
               Other real estate owned                                           511,508           212,912
                                                                      =====================================
               Total nonperforming assets                                     $3,549,707        $3,234,665
                                                                      =====================================

               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At September 30, 1999, impaired loans had a related specific allowance for loan losses totaling $1,024,113. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 1999.

                  ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to September 30, 1999 is summarized below:

                   2000                                                                      $ 1,987,080
                   2001                                                                        1,000,000
                   2002                                                                       10,700,000
                   2003                                                                       16,000,000
                   2004                                                                        5,000,000
                   2005 and thereafter                                                        65,000,000
                   --------------------------------------------------------------------------------------
                   Total                                                                     $99,687,080
                   --------------------------------------------------------------------------------------

                Subordinated   Notes,   which   qualify  for  inclusion  in  the
                determination of total capital under the Risk Based Capital Guidelines, totaled $11,000,000 at September 30, 1999.


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

                                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)

               In accordance with SFAS No. 128, "Earnings Per Share," the calculation of net income per share - basic and net income per share - diluted, including the effect of nonrecurring charges, for the three and nine months ended September 30 is presented below:


                                                           Three months ended September 30,       Nine months ended September 30,
                                                         -------------------------------------  ------------------------------------
                                                               1999              1998                1999              1998
                                                         -------------------------------------  ------------------------------------
Net income per share - basic computation
    Net income                                                 $3,932,026            $473,559       $10,332,582          $7,049,459
    Income available to common shareholders                    $3,932,026            $473,559       $10,332,582          $7,049,459
                                                         =====================================  ====================================
    Average common shares outstanding                           8,060,197           8,026,625         8,072,300           8,015,015
       Unallocated ESOP Shares                                    (59,717)            (62,910)          (59,717)            (62,910)
                                                         -------------------------------------  ------------------------------------
    Average common shares outstanding - basic                   8,000,480           7,963,715         8,012,583           7,952,105
                                                         -------------------------------------  ------------------------------------
    Net income per share - basic                                    $0.49               $0.06             $1.29               $0.89
                                                         =====================================  ====================================

Net income per share - diluted computation
    Income available to common shareholders                    $3,932,026            $473,559       $10,332,582          $7,049,459
                                                         =====================================  ====================================
    Average common shares outstanding - basic                   8,000,480           7,963,715         8,012,583           7,952,105
    Incremental shares from assumed conversions:
       Stock Options                                              273,288             364,794           276,710             323,687
                                                         -------------------------------------  ------------------------------------
    Average common shares outstanding -diluted                  8,273,768           8,328,509         8,289,293           8,275,792
                                                         -------------------------------------  ------------------------------------
    Net income per share - diluted                                  $0.48               $0.06             $1.25               $0.85
                                                         =====================================  ====================================



NOTE 7:        OTHER MATTERS

               At September 30, 1999, outstanding standby letters of credit totaled $3,977,074.

               For the nine months ended September 30, 1999 and 1998, the Corporation paid interest of $29,313,274 and $32,618,851 respectively. The Corporation paid $4,886,004 in income taxes during the nine months ended September 30, 1999 and $5,361,351 during the same period in 1998.

ITEM 2.   Management's Discussion and Analysis


         Certain information included in this discussion contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation, based on management's belief and information currently available to management. Such forward-looking statements are subject to risks, uncertainties and assumptions. Actual results may vary materially from those anticipated, estimated, projected, or expected. Among the factors that may cause variations from such forward-looking statements are fluctuations in the economy, especially in the Corporation's market areas; changes in the interest rate environment; the Corporation's ability to realize anticipated cost savings relating to recently completed mergers; the Corporation's success in assimilating acquired operations in the Corporation's culture, including its ability to instill the Corporation's credit culture into acquired operations; the continued growth of the markets in which the Corporation operates; and the enactment of legislation impacting the Corporation.


Net Income

         Net income for the third quarter of 1999 totaled $3,937,140, or $0.48 per diluted share, before pretax charges of $5,292 ($5,114 after taxes) associated with the acquisition of Bailey Financial. Excluding these nonrecurring charges, net income and earnings per diluted share for the quarter ended September 30, 1999, increased 15.9% and 16.4% respectively, from the third quarter of 1998. Including the effect of the charges, net income totaled
$3,932,026, or $0.48 per diluted share, for the quarter ended September 30, 1999, compared to net income of $473,559, or $0.06 per diluted share earned in the same period of 1998.

         The primary factors affecting net income, before nonrecurring charges, for the third quarter of 1999 were increases of $526,500 in net interest income and $26,382 in noninterest income, and a decrease in the provision for loan losses of $337,894. These positive factors were partially offset by increases in noninterest expense of $286,621, and the provision for income taxes of $42,215.

         For the quarter ended September 30, 1999, return on average assets and return on average equity, excluding nonrecurring charges, were 1.28% and 16.86%, respectively, compared to prior year ratios of 1.12% and 15.35%.

         Net  income  for the nine  months  ended  September  30,  1999  totaled
$11,608,286, or $1.40 per diluted share, before pretax charges of $1,651,282 ($1,275,704 after taxes) associated with the acquisition of Bailey Financial. Excluding these nonrecurring charges, net income and earnings per diluted share for the nine months ended September 30, 1999, increased 13.5% and 12.9% respectively, from the same period in 1998. Including the effect of the charges, net income totaled $10,332,582, or $1.25 per diluted share, for the nine months ended September 30, 1999, compared to net income of $7,049,459, or $0.85 per diluted share earned in the same period of 1998.

         The primary factors affecting net income, before nonrecurring charges, for the nine months ended September 30, 1999 were increases of $2,231,440 in net interest income and $389,168 in noninterest income, and a decrease in the provision for loan losses of $659,394. These positive factors were partially offset by increases in noninterest expense of $1,196,145, and the provision for income taxes of $704,673.

         For the nine months ended September 30, 1999, return on average assets and return on average equity, excluding nonrecurring charges, were 1.30% and 17.04%, respectively, compared to prior year ratios of 1.17% and 15.91%.

         During the nine months ended September 30, 1999, the Corporation incurred $1,043,272, before tax effect, in restructuring charges, $417,284, before tax effect, in investment banking fees and $166,997, before tax effect, in legal, accounting, and printed material expenses arising from the merger with Bailey Financial (See Note 2 to the unaudited interim consolidated financial statements).


Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $13,462,796 for the third quarter of 1999, an increase of $526,500 or 4.1% from the $12,936,296 reported for the same period in 1998. This increase was attributed to the increased volume of earning assets and increased volume of noninterest bearing sources, since the increased tax equivalent net yield on earning assets decreased during the period. The tax equivalent net yield on earning assets increased from 4.67% in 1998 to 4.73% in 1999. The net interest margin widened from 1998 primarily because of a lower cost of funding earning assets.

         Interest income was down $522,825 or 2.2% for the quarter ended September 30, 1999 compared with the same period in 1998. The decrease was due to the decline in the yield on earning assets since the volume of interest earning assets grew from the same period in 1998. The yield on earning assets decreased from 8.55% in 1998 to 8.18% in 1999. Average interest earning assets for the third quarter of 1999 increased $22.9 million or 2.1% from the same period in 1998. Average loans increased $43.8 million or 5.4% and average investment securities increased $11.2 million or 4.1% for the third quarter of 1999 compared with the same period in 1998. Average interest earning assets represented 94.0% of average total assets during the third quarter of 1999 compared with 93.1% in 1998. The yield on earning assets decreased primarily because the yield on loans decreased from 9.19% in 1998 to 8.63% in 1999. The composition of average interest-earning assets changed as the percentage of average loans to average interest-earning assets increased from 72.6% in 1998 to 75.0% in 1999.

         Interest expense decreased $1,049,325 or 9.6% for the quarter ended September 30, 1999 compared with the same period in 1998. The decrease in interest expense was due to a decreased rate paid on average interest-bearing liabilities since interest-bearing liabilities grew slightly from the second quarter of 1998. The rate paid on average interest-bearing liabilities decreased from

4.69% for the quarter ended September 30, 1998 to 4.22% for the same period in 1999 due to the lower interest rate environment and a more favorable mix of deposits. Traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 54.7% for the third quarter of 1998 to 56.0% for the third quarter of 1999. Average certificates of deposit decreased as a percentage of interest-bearing liabilities from 36.6% for the quarter ended September 30, 1998 to 27.8% for the third quarter of 1999. Average interest-bearing liabilities increased slightly for the third quarter of 1999 compared with the same period in 1998. Average noninterest bearing sources increased $17.7 million or 9.3% for the third quarter of 1999 compared with the same period in 1998. Average interest-bearing liabilities represented 81.7% of funding sources during the third quarter of 1999 compared with 82.9% in 1998.

         Net interest income was $39,751,996 for the nine months ended September 30, 1999, an increase of $2,231,440 or 5.9% from the $37,520,556 reported for the same period in 1998. This increase was attributed to the increased volume of earning assets and increased volume of noninterest bearing sources, since the tax equivalent net yield on earning assets decreased during the period. The tax equivalent net yield on earning assets increased from 4.63% in 1998 to 4.81% in 1999. The net interest margin widened from the first nine months of 1998 primarily because of a lower cost of funding earning assets.

         Interest income was down $1,491,224 or 2.1% for the nine months ended September 30, 1999 compared with the same period in 1998. The decrease was due to the decline in the yield on earning assets since the volume of interest earning assets grew from the same period in 1998. The yield on earning assets decreased from 8.57% in 1998 to 8.21% in 1999. Average interest earning assets for the nine months ended September 30, 1999 increased $24.8 million or 2.3% from the same period in 1998. Average loans increased $34.5 million or 4.3% and average investment securities increased $20.4 million or 8.1% for the nine months ended September 30, 1999 compared with the same period in 1998. Average interest earning assets represented 93.8% of average total assets during the nine months ended September 30, 1999 compared with 93.2% in 1998. The yield on earning assets decreased primarily because the yield on loans decreased from 9.37% in 1998 to 8.88% in 1999. The composition of average interest-earning assets changed as the percentage of average loans to average interest-earning assets increased from 73.7% in 1998 to 75.2% in 1999.

         Interest expense decreased $3,722,664 or 11.5% for the nine months ended September 30, 1999 compared with the same period in 1998. The decrease in interest expense was due to a decreased rate paid on average interest-bearing liabilities since interest-bearing liabilities increased from the nine months ended September 30, 1998. The rate paid on average interest-bearing liabilities decreased from 4.72% for the nine months ended September 30, 1998 to 4.15% for the same period in 1999 due to the lower interest rate environment and a more favorable mix of deposits. Traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 52.8% for the nine months ended September 30, 1998 to 55.4% for the same period in 1999. Average certificates of deposit decreased as a percentage of interest-bearing liabilities from 38.0% for the first nine months of 1998 to 30.0% for the nine months ended September 30, 1999. Average long-term debt and subordinated notes for the first nine months of 1999 increased 22.7% from 1998. Average interest-bearing liabilities for the nine months ended September 30, 1999 only increased 0.7% from the same period in 1998. Average noninterest bearing sources increased $18.7 million or 10.4% for the nine months ended September 30, 1999 compared with the same period in 1998. Average interest-bearing liabilities represented 82.2% of funding sources during the nine months ended September 30, 1999 compared with 83.5% in 1998.

Provision for Loan Losses

         A $375,750 provision for loan losses was made during the third quarter of 1999 compared with a provision of $1,513,644 in 1998. A $1,227,250 provision for loan losses was made during the nine months ended September 30, 1999 compared with a provision of $2,686,644 in 1998. The decrease in the provision for loan losses in 1999 was primarily due to slowing of loan growth and a decrease in net charge-offs. The provision of $1,513,644 for the third quarter of 1998 and $2,686,644 for the nine months ended September 30, 1998 includes $800,000 necessitated by third quarter charge-offs at acquired banks in a similar amount. At September 30, 1999 and 1998 the ratio of annualized net charge-offs to average loans was 0.08% and 0.26% respectively. The Corporation charged off approximately $800,000 in the third quarter of 1998 as a result of factors affecting the acquired banks' loan portfolios.

         Nonperforming assets at September 30, 1999 totaled $3,549,707 compared with $2,907,834 reported at the same time last year. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.41% at September 30, 1999 compared with 0.36% at September 30, 1998.

         The reserve for loan losses at September 30, 1999 and September 30, 1998 represented 1.19% and 1.16% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at September 30, 1999 is adequate to cover potential losses in the portfolio.

Noninterest Income

         Noninterest income for the third quarter of 1999 was up $5,486 or 0.2% from the same period in 1998. The primary factors contributing to this increase were increases in commissions and fees of $32,969 or 4.4% and trust income of $163,113 or 39.5%. These positive factors were offset by decreases in mortgage banking income of $166,950 or 40.6% and service charges on deposit accounts of $78,370 or 6.9%.

         Noninterest income for the nine months ended September 30, 1999 was up $389,168 or 4.6% from the same period in 1998. The primary factors contributing to this increase were increases in commissions and fees of $390,193 or 20.5% and trust income of $351,031 or 28.2%. These positive factors were offset by decreases in service charges on deposit accounts of $119,009 or 3.5% and mortgage banking income of $176,430 or 15.4%.

         The growth in commissions and fees for the third quarter and the nine months ended September 30, 1999 resulted primarily from increases in investment fee income, ATM network revenue, and credit card-related service fees. Investment fee income benefited from increased market penetration in existing markets and expansion into new markets. Trust revenue continues to benefit from increased sales efforts and favorable conditions in the Corporation's expanding markets. Mortgage banking income was down due to the Corporation's markets experiencing a less favorable interest rate environment. Although average deposits increased, service charges on deposit account revenues for the three months and nine months ended September 30, 1999 decreased. During the quarter and the nine months ended September 30, 1999, management continued to focus on increasing noninterest income with revenue from the sales of new products rather than increased pricing of existing services.


Noninterest Expense

         Noninterest expense, excluding pretax nonrecurring charges, for the third quarter of 1999 increased $286,621 or 2.9% from the same period in 1998. The primary factors contributing to this increase were increases in net occupancy expense of $198,886 or 35.2%, other operating expense of $373,854 or 13.7%, and a slight increase in salaries and employee benefits. These increases were offset by a 33.5% decrease in equipment expense.

         The increase in salaries and employee benefits resulted from normal merit increases. Net occupancy expense increased largely due to higher rent expense and building maintenance costs.

         Noninterest expense, excluding pretax nonrecurring charges of $1,651,282 for the nine months ended September 30, 1999 increased $1,196,145 or 4.2% from the same period in 1998. The primary factors contributing to this increase were increases in salaries and employee benefits of $639,017 or 4.0%, net occupancy expense of $139,333 or 6.6%, and other operating expense of $546,494 or 6.4%. These increases were offset by a slight decrease in equipment expense.

         The Corporation's overhead efficiency ratio was 60.4% for the first nine months of 1999, an improvement from 61.4% for the same period in 1998. These ratios exclude nonrecurring charges. The more favorable overhead efficiency ratio resulted from management's focus on controlling costs and the Corporation beginning to realize efficiencies from its acquisitions in 1998.


Income Taxes

         The provision for income taxes, excluding the tax benefits associated with tax deductible nonrecurring charges, for the third quarter of 1999 increased $42,215 or 2.1% from the same period in 1998. The provision for income taxes, excluding the tax benefits associated with tax deductible nonrecurring charges, for the nine months ended September 30, 1999 increased $704,673 or 12.8% from the same period in 1998. The provision for income taxes increased in 1999 primarily due to higher income before taxes and increased tax rates due to the higher taxable income of the combined entity.


Financial Position

         For the nine months ended September 30, 1999, average total assets increased 1.6% while average loans increased 4.3% and average deposits decreased 3.3% from the same period in 1998. Loan growth slowed considerably during the second half of 1998 and the first nine months of 1999 in the Corporation's market areas. Some of this slow down was the result of integrating three different credit cultures into one. At September 30, 1999, the Corporation's loan strategies are integrated and better focused for future loan production. Core deposits continue to grow at a strong pace as previously mentioned. The Corporation decreased its reliance on higher priced certificates of deposit as loan growth slowed.

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

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $88,687,080 at September 30, 1999 compared with $45,683,511 at September 30, 1998.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at September 30, 1999 of 7.63% and September 30, 1998 of 7.34%. At September 30, 1999 and September 30, 1998, the total risk-based capital ratio was 12.30% and 12.05%, respectively, and the leverage ratio was 7.58% and 7.15%, respectively.



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

         The Corporation has completed upgrading systems and testing to validate Year 2000 compliance. As of September 30, 1999, testing was completed and the Corporation had renovated and tested all mission critical systems. The Corporation is currently operating on the Year 2000 compliant release for core systems supported by its third party software provider.

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

         In accordance with regulatory guidelines, the Corporation has developed a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. The contingency plan was completed by June 30, 1999. Testing and validation of the contingency plan was completed in August, 1999.

         As of September 30, 1999, the Corporation incurred Year 2000 related expenses of approximately $170,000 and does not anticipate any material additional expenses. Although management feels confident that the Corporation has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Corporation has not had any material delay regarding its information systems projects.


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

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Corporation's results of operations or its financial position.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgages Held for Sale by a Mortgage Banking Enterprise," ("SFAS No. 134"). SFAS No. 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998, and was adopted by the Corporation on January 1, 1999. The effects of adoption were not material during the first nine months of 1999.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report on Form 8-K dated July 20, 1999 was filed with the Securities and Exchange Commission on July 20, 1999. The financial statements for Anchor Financial Corporation for the quarter ended March 31, 1999 were restated to reflect the merger with Bailey Financial Corporation, which was completed on April 9,1999. The restated financial information for the first quarter of 1999 was filed as Exhibit 99 to this report and was provided for informational purposes only.

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


Date:  November 5, 1999