Form 10-K
period 1999-12-31
ANCHOR FINANCIAL CORP
filed 2000-03-15
CIK 741561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

                         Commission File Number 0-13759

                               ----------------

                          ANCHOR FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  Incorporated in the State of South Carolina
                 IRS Employer Identification Number 57-0778015
               Address: 2002 Oak Street, Myrtle Beach, S.C. 29577
                           Telephone: (843) 448-1411

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock--No Par Value

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 14, 2000, the Corporation had 8,107,819 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Corporation was $255,903,037, based on the market price of $31.5625 per share on March 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                          Page
                                                                          ----
                                 PART I

Item 1  Business.........................................................     1
Item 2  Properties....................................................... 6, 39
Item 3  Legal Proceedings................................................     6
Item 4  Submission of Matters to a Vote of Shareholders .................     6

                                 PART II

Item 5  Market for the Registrant's Common Stock and Related Shareholder
          Matters........................................................     8
Item 6  Selected Financial Data..........................................    10
Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     9
Item 7A Quantitative and Qualitative Disclosures About Market Risk....... 25-27
Item 8  Financial Statements and Supplementary Data......................    29
        Reports of Independent Public Accountants........................    30
        Consolidated Balance Sheets at December 31, 1999 and 1998........    34
        Consolidated Statements of Income for each of the three years in the
          period ended December 31, 1999.................................    35
        Consolidated Statements of Changes in Stockholders' Equity for each of
          the three years in the period ended December 31, 1999..........    36
        Consolidated Statements of Cash Flows for each of the three years in the
          period ended December 31, 1999.................................    37
        Notes to Consolidated Financial Statements.......................    38
        Quarterly Financial Summary for 1999 and 1998....................    60
Item 9  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures.
        Anchor Financial Corporation engaged new independent public accountants in 1999. This was reflected in the 8-K filed on April
        12, 1999.

        The Corporation had no disagreements with its independent public accountants on any matter of accounting principles, practices or financial statement disclosure during 1999, 1998, or 1997.

                                PART III

Item 10 Directors and Executive Officers of the Corporation.............. 7, 63
Item 11 Executive Compensation...........................................    67
Item 12 Security Ownership of Certain Beneficial Owners and Management...    61
Item 13 Certain Relationships and Related Transactions...................    64

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

(3)  Exhibits
     3.1  Articles of Incorporation, as amended (incorporated herein by reference to the Corporation's Form 10K for the year ended December
          31, 1996).
     3.2  By-Laws (incorporated herein by reference to the Corporation's Form
          10K for the year ended December 31, 1996).
     10   Material Contracts:
          (a)  Anchor Financial Corporation 1999 Long Term Incentive Plan dated
               April 27, 1999 (incorporated herein by reference to the
               Corporation's Proxy Statement for the 1999 annual meeting of shareholders).
          (b)  Employment Agreement between The Anchor Bank and Chester A. Duke dated August 31, 1998 (incorporated herein by reference to the
               Corporation's Form 10Q for the quarter ended September 30, 1998).
          (c)  M&M Financial Corporation and First National South Incentive
               Stock Option Plan of 1997 (incorporated by reference to the appendix to M&M Financial Corporation's Proxy Statement for the
               1997 annual meeting of shareholders).
          (d)  Salary Continuation Agreements between Anchor Financial
               Corporation and Stephen L. Chryst, Robert E. Coffee, Jr., Robert
               R. DuRant III, and Tommy E. Looper, dated February 27, 1996
               (incorporated herein by reference to the Corporation's Form 10Q for the quarter ended March 31, 1996).
          (e)  Anchor Financial Corporation, The Anchor Bank and The Anchor Bank
               of North Carolina Incentive Stock Option Plan of 1996
               (incorporated herein by reference to the Corporation's Form 10K for the year ended December 31, 1995).
          (f)  ComSouth Bankshares, Inc. 1995 Stock Option Plan (incorporated by reference to exhibits filed with ComSouth Bankshares, Inc.'s
               Proxy Statement for the 1995 annual meeting of shareholders).
          (g)  Anchor Financial Corporation, The Anchor Bank and The Anchor Bank
               of North Carolina Incentive Stock Option Plan of 1994
               (incorporated herein by reference to the Corporation's Form 10-K for the year ended December 31, 1993).
          (h)  Non-qualified Stock Option Plan of 1988 dated November 14, 1988
               (incorporated herein by reference to the Corporation's Form 10-K for the year ended December 31, 1988).
          (i)  ComSouth Bankshares, Inc. Incentive Stock Ownership Plan
               (incorporated by reference to exhibits filed with ComSouth
               Bankshares, Inc.'s Registration Statement of Form S-1, File No.
               33-29091).
          (j)  Anchor Financial Corporation signed a Reorganization Agreement on
               January 10, 2000 to merge with Carolina First Corporation
               (incorporated herein by reference to the Corporation's Form 8-K filed January 13, 2000).
     21   Subsidiaries of the Registrant.*
     23.1 Consent of Arthur Andersen LLP*
     23.2 Consent of PricewaterhouseCoopers LLP*
     23.3 Consent of J.W. Hunt and Company LLP*
     23.4 Consent of Tourville, Simpson, and Henderson LLP*
     23.5 Consent of Tourville, Simpson, and Henderson LLP*
     24   Power of Attorney.*
     27   Financial Data Schedule.*

--------
* Exhibits have been filed separately with the Commission and are available upon written request.

(b) Exhibits and Reports on Form 8-K
    (1) A report on Form 8-K dated December 6, 1999 was filed with the Securities and Exchange Commission on December 8, 1999 announcing that
         Anchor Financial Corporation expected lower fourth quarter earnings than previously expected.
    (2) A report on Form 8-K dated December 15, 1999 was filed with the Securities and Exchange Commission on December 16, 1999 announcing that
         Anchor Financial Corporations's Board of Directors authorized the purchase of up to 160,000 of its outstanding shares in the open market or in privately negotiated transactions.

--------
This report has not been approved or disapproved by the Securities and Exchange Commission (the "Commission"), nor has the Commission passed upon the accuracy or adequacy of this report.

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

   On April 9, 1999, Anchor Financial Corporation merged with Bailey Financial Corporation. On August 31, 1998, Anchor Financial Corporation merged with ComSouth Bankshares Inc. and M&M Financial Corporation. The transactions were accounted for as poolings of interests. The surviving entity was Anchor Financial Corporation and all information presented in this report reflects these mergers for all periods presented.

The Anchor Bank

   Organized in 1974 as a state-chartered bank, The Anchor Bank of Myrtle Beach, Inc. was acquired by the Corporation on June 15, 1984, and subsequently changed its name to The Anchor Bank.

   On October 16, 1998, the Bank merged with the Bank of Columbia, NA, and the Bank of Charleston, NA, and on November 20, 1998 the Bank merged with First National South. On October 8, 1999, the Bank merged with M.S. Bailey & Son Bankers and Saluda County Bank. The Anchor Bank survived these mergers and all information presented in this report reflects these mergers for all periods presented.

   The Bank accounted for 99.5% of the Corporation's total consolidated assets as of December 31, 1999 and 100% of total net income for 1999. The Bank conducts its business through 33 branches in North Carolina and South Carolina.

   The primary market area served by the Bank is centered in the City of Myrtle Beach, South Carolina and includes the entire segment of the South Carolina coast known as the Grand Strand, which stretches from Little River to Pawleys Island and west to Conway, South Carolina. In the merger with 1st Atlantic Bank in 1993, the Bank acquired two offices in Little River and Cherry Grove, South Carolina, which are approximately 20 miles north of Myrtle Beach. In 1994, the Bank opened a branch office in the Crescent Beach section of North Myrtle Beach, South Carolina, which is 10 miles north of Myrtle Beach. In 1995, the Bank opened branches in Mount Pleasant, South Carolina and Wilmington, North Carolina. Mount Pleasant is located north of Charleston, South Carolina and Wilmington is located in the southeast corner of North Carolina. In 1996, the Bank opened an additional branch office in Wilmington, North Carolina. The Bank maintains three other branch offices in the coastal communities of Wilmington, Hampstead, and Jacksonville, North Carolina. In 1997, the Bank opened a branch in Charleston, South Carolina. The mergers with Bank of Columbia and Bank of Charleston in 1998 added two branches to the Bank's branch network and allowed the Bank to enter the Columbia market area. The merger with First National South in 1998 expanded the Bank's branch network by seven branches, most of which are located in the Pee Dee region of South Carolina. The mergers with M.S. Bailey & Son Bankers and Saluda County Bank in 1999 added five branches in the Upstate region of South Carolina. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant amount of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to semi-wide swings in activity between the winter and summer months.

   On July 17, 1995, the Bank formed Anchor Investor Services ("AIS"), a non-bank securities brokerage firm, to market non-traditional banking products to customers in all its markets. AIS offers mutual funds, annuities, and other securities.

   From the merger with M.S. Bailey & Son Bankers, the Bank acquired MSB Securities, Inc., a non-bank securities brokerage firm, which has been inactive since 1996.

   On November 1, 1999 the Bank formed AFC Insurance Services, Inc., a non-bank insurance firm, to market insurance products to customers in all its markets.

   For the year ended December 31, 1999, approximately 72% of the revenues of the Bank were derived from interest and fees on loans, 16% from income on investment securities, 4% from service charges on deposit accounts, and 8% from other sources.

   The Bank offers a full range of banking services, including trust services, to both businesses and individuals in its market area. These services include regular and interest checking, money market, savings and time deposit accounts, as well as personal and business loans. The Bank also provides automated twenty-four hour banking for the convenience of its customers, and Anchor PC Banking, which allows customers to do a wide range of banking functions from their home computers.

Anchor Automated Services, Inc.

   Chartered in July 1985, Anchor Automated Services, Inc. has previously provided data processing services to the Corporation and the Bank, as well as to the public. This subsidiary was inactive for the year ended December 31, 1999.

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

Employees

   At December 31, 1999, the Corporation and its Subsidiaries employed a total of 498 full-time equivalent persons.

Pending Mergers

   On January 10, 2000, Anchor Financial Corporation and Carolina First Corporation signed a Reorganization Agreement calling for the merger of Anchor Financial with Carolina First. The merger is expected to be accounted for as a pooling-of-interests and provide for a tax-free exchange of 2.175 shares of Carolina First's common stock for each outstanding share of Anchor Financial common stock. The resulting holding company will be known as The South Financial Group and will have $4.4 billion in assets, along with 108 branches in North Carolina, South Carolina, and Florida. The acquisition is subject to regulatory and shareholder approvals. The transaction is expected to be completed in the second quarter of 2000.

Competition

   The banking industry is highly competitive and in a period of dynamic transition. The industry continues to consolidate at a fast pace, which affects competition. Competition continues to grow as customers select from a variety of traditional and nontraditional financial institutions. The Bank competes for loans, deposits, and other business with financial institutions located in the coastal regions of North Carolina and South Carolina, as well as Columbia, South Carolina, the Pee Dee region of South Carolina, and the Upstate region of South Carolina. The Bank competes actively with national and state banks, savings and loan associations, federal savings banks, credit unions, brokerage firms, and insurance companies.

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

   The Act requires every bank holding company to obtain the prior approval of the Board before it may acquire substantially all of the assets of any bank or bank holding company or ownership or control, directly or indirectly, of more than five percent of the voting shares of any bank or bank holding company.

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

   At December 31, 1999, the Bank was "well capitalized," and was not subject to any of the foregoing restrictions.

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

 Recent Legislation

   On November 12, 1999, the Gramm-Leach-Bliley Act ("GLBA") was enacted into law. The GLBA removes various barriers imposed by the Glass-Steagall Act of 1933, specifically those prohibiting banks and bank holding companies from engaging in the securities and insurance business. The GLBA also expands the bank holding company act framework to permit bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become a "financial holding company."

   Beginning March, 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature" or "complementary" to an activity that is financial in nature. The GLBA also provides that the list of permissible financial activities will be expanded as necessary or a financial holding company to keep abreast of competitive and technological changes.

   The GLBA also expands the activities in which insured state banks may engage. Under the GLBA, insured state banks are given the ability to engage in financial activities through a subsidiary, as long as the bank and its bank affiliates meet and comply with certain requirements. First, the state bank each of its bank affiliates must be "well capitalized." Second, the bank must comply with certain capital deduction and financial statement requirements provided under the GLBA. Third, the bank must comply with certain financial and operational safeguards provided under the GLBA. Fourth, the bank must comply with the limits imposed by the GLBA on transactions with affiliates.

   Although, the GLBA preserves the Federal Reserve as the umbrella supervisor of financial holding companies, it adopts an administrative approach to regulation that defers to the action and paperwork requirements of the "functional" regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over those operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of a financial holding company's subsidiaries through its power over the financial holding company parent. In addition, the GLBA contains numerous trigger points related to legal non-compliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliate operating companies.

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

   The Bank owns the real property for 26 of its branch offices. The Bank owns the buildings, but leases the land for three branch offices, leases the buildings for six branch offices from unaffiliated third parties under long-term leases, and leases office space only for four branches from an unaffiliated third party under a long-term lease. In July 1997, the Bank purchased land and a 15,656 square foot building in Conway, South Carolina to house its operations center. None of the properties owned by the Corporation or the Bank are encumbered.

Legal Proceedings

   At December 31, 1999, the Corporation had no material pending legal proceedings or other actions, to which the Corporation or any of its Subsidiaries is a party or of which any of their property is the subject, that are expected to have any material adverse effect on the financial condition or results of operations of the Corporation.

Submission of Matters to a Vote of Shareholders

   There were no matters submitted to a vote of security holders of the Corporation during the fourth quarter of 1999.

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

Stephen L. Chryst (54)
Mr. Chyrst has served as President and Chief Executive Officer of the Corporation since 1984 and the Bank since 1982, and Chairman of the Board of the Corporation and the Bank beginning in 1998.

Robert E. Coffee, Jr. (52)
Executive Vice President and Chief Administrative Officer of the Bank since
1993.

Chester A. Duke (60)
Vice Chairman of the Bank. Mr. Duke previously served as Chairman, President, and Chief Executive Officer of M&M Financial Corporation and First National South from 1981 through 1998.

Robert R. DuRant, III (54)
Executive Vice President and Chief Credit Officer of the Bank since February
1988.

Tommy E. Looper (52)
Executive Vice President and Chief Financial Officer of the Corporation and the Bank since 1987.

                            SHAREHOLDER INFORMATION

   The following table presents stock price and book value per share information for the Corporation at December 31 for the last five years.

                        Stock and Dividends Performance

                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
Closing price.......................... $27.50  $34.00  $33.00  $21.67  $13.17
Price/earnings ratio*..................   15.6X   20.5X   25.6X   20.2X   15.7X
Price/book value ratio.................    232%    310%    328%    243%    164%
Book value/share....................... $11.84  $10.97  $10.06  $ 8.93  $ 8.05
Dividend payout ratio..................  33.04%  27.81%  19.88%  19.85%  22.86%

*  Earnings excludes merger related costs incurred.

                  Quarterly Common Stock Prices and Dividends

                                1999                          1998
Quarter              High   Low   Close  Dividend  High   Low   Close  Dividend
-------             ------ ------ ------ -------- ------ ------ ------ --------
First.............. $33.50 $28.00 $28.00  $0.14   $44.00 $32.00 $40.50  $0.12
Second.............  36.00  25.50  33.25   0.14    46.00  36.75  37.25   0.12
Third..............  36.25  28.00  36.25   0.14    42.38  35.00  35.50   0.12
Fourth.............  34.00  25.25  27.50   0.14    44.00  28.00  34.00   0.12

Stock Exchange

   The common stock of Anchor Financial Corporation is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(R) under the symbol AFSC.

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

Stock Transfer Agent and Investor Relations
                                        Investor Relations
Registrar and Transfer Company          The Anchor Bank
10 Commerce Drive                       Post Office Box 2428
Cranford, New Jersey 07016-3572         Myrtle Beach, SC 29578
1-800-368-5948                          (843) 946-3105
                                        1-800-ANCHOR-8

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and tabular data presented below analyze major factors and trends regarding the financial condition and results of operations of Anchor Financial Corporation (the "Corporation") and its principal subsidiary, The Anchor Bank (the "Bank") for each of the three years in the period ended December 31, 1999.

   On April 9, 1999, Anchor Financial Corporation merged with Bailey Financial Corporation (Bailey). On August 31, 1998, Anchor Financial Corporation merged with ComSouth Bankshares Inc. (ComSouth) and M&M Financial Corporation (M&M). The surviving entity was Anchor Financial Corporation (the Corporation). The transactions were accounted for as poolings of interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the mergers had been in effect for all periods presented.

   The following discussion and analysis should be read in conjunction with the financial information and the Consolidated Financial Statements of the Corporation (including the notes thereto) contained elsewhere in this document. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward- looking statement, actual results could differ materially from those in the forward-looking statement.

Results of Operations

 Summary

   Net income for the year ended December 31, 1999, totaled $14.6 million, or $1.76 per diluted share, before pretax charges of $1.7 million ($1.3 million after taxes) associated with the acquisition of Bailey Financial Corporation. Excluding these nonrecurring charges, net income and earnings per diluted share for 1999 increased 6.1% and 5.4% respectively, from 1998. Including the effect of the charges, the Corporation had net income of $13.3 million or $1.61 per diluted share for 1999, an increase of $3.1 million or 30.2% from $10.2 million earned in 1998. Basic net income per share, before pretax merger charges, increased 5.3% to $1.82 in 1999 compared with $1.73 in 1998 and $1.36 in 1997. Diluted net income per share, before pretax merger charges, increased 28.7% to $1.66 in 1998 compared with $1.29 in 1997.

   The primary factors affecting the increase in net income, before nonrecurring charges, for 1999 were a $2.4 million or 4.8% increase in net interest income and a $864 thousand or 7.6% increase in noninterest income. These favorable changes were partially offset by a $1.7 million or 4.3% increase in noninterest expense, a $557 thousand or 7.7% increase in the provision for income taxes, and a $305 thousand or 14.4% increase in the provision for loan losses. Nonrecurring charges totaled $1.7 million in 1999, and $4.3 million in 1998, and are discussed in detail in the noninterest expense section of this report.

   The increase in earnings from 1997 to 1998 was primarily due to a 10.6% increase in net interest income, a 24.4% increase in noninterest income, and a 16.3% decrease in the provision for loan losses. These favorable changes were partially offset by an 8.8% increase in noninterest expense and a 21.6% increase in the provision for income taxes.

   Return on average assets and return on average stockholders' equity are key measures of earnings performance. Return on average assets, excluding nonrecurring charges, for 1999 was 1.21% compared with 1.17% in 1998 and 1.04% in 1997. Return on average stockholders' equity, excluding nonrecurring charges, for 1999 was 15.83% versus 15.96% in 1998, and 14.27% in 1997.

   Table 1 provides a summary of the statement of income, balance sheet, and selected ratios for the last five years. A more detailed analysis of each component of the Corporation's net income is included under the appropriate captions which follow.

Table 1

                          ANCHOR FINANCIAL CORPORATION
                             SUMMARY OF OPERATIONS
                     (in thousands, except for share data)

                                                                                      Five
                                                                                      Year
                                                                                    Compound
                                                                                     Growth
                             1999        1998        1997       1996       1995       Rate
                          ----------  ----------  ----------  ---------  ---------  --------
Income Statement Data
Interest income.........  $   92,224  $   92,488  $   83,137  $  69,389  $  59,629    14.2%
Interest expense........      39,354      42,302      37,535     31,069     26,751    16.2
                          ----------  ----------  ----------  ---------  ---------
Net interest income.....      52,870      50,186      45,602     38,320     32,878    12.9
Provision for loan
 losses.................       2,427       2,922       2,534      1,370      1,117     5.1
                          ----------  ----------  ----------  ---------  ---------
Net interest income
 after provision for
 loan losses............      50,443      47,264      43,068     36,950     31,761    13.3
Noninterest income......      12,259      11,395       9,161      8,087      7,026     8.6
Noninterest expense.....      42,060      42,507      35,627     31,582     28,791     8.8
Equity in net income
 (loss) of
 unconsolidated
 subsidiary.............          56         242          15       (269)         0     N/A
                          ----------  ----------  ----------  ---------  ---------
Income before income
 taxes..................      20,698      16,394      16,617     13,186      9,996    22.3
Provision for income
 taxes..................       7,399       6,183       5,935      4,563      3,363    29.7
                          ----------  ----------  ----------  ---------  ---------
Net income..............  $   13,299  $   10,211  $   10,682  $   8,623  $   6,633    19.2%
                          ==========  ==========  ==========  =========  =========
Net income per share--
 basic..................  $     1.66  $     1.28  $     1.36  $    1.10  $    0.85    18.7%
Net income per share--
 diluted................        1.61        1.23        1.29       1.07       0.84    18.1
Cash dividend per
 share..................        0.72        0.48       0.375       0.28       0.24    21.7
Average common shares
 outstanding--basic.....   8,016,908   7,959,766   7,869,812  7,824,004  7,771,400     0.4
Average common shares
 outstanding--diluted...   8,285,446   8,285,260   8,255,862  8,092,215  7,902,297     0.9
Selected Year-End Assets
 and Liabilities
Total assets............  $1,206,843  $1,183,458  $1,118,755  $ 941,223  $ 808,395    11.6%
Interest-earning
 assets.................   1,127,922   1,093,859   1,028,634    854,353    732,390    12.4
Investment securities...     262,575     269,236     239,106    203,638    178,624    15.1
Loans--net of unearned
 income.................     862,495     810,891     777,567    644,858    535,450    14.3
Investment in
 unconsolidated
 subsidiary(1)..........           0       3,050       2,813      2,791        350     N/A
Deposits................     966,657     968,340     932,512    801,329    698,402     9.9
Noninterest-bearing
 deposits...............     164,563     169,220     153,906    145,628    118,927    11.3
Interest-bearing
 deposits...............     802,094     799,120     778,606    655,701    579,475     9.7
Interest-bearing
 liabilities............     942,997     916,129     876,414    718,353    619,544    11.7
Stockholders' equity....      90,773      89,002      80,685     70,540     63,370    10.3
Selected Ratios
Return on average
 assets.................        1.11%       0.87%       1.04%      0.98%      0.88%
Return on average
 stockholders' equity...       14.44       11.86       14.27      12.94      11.11
Net yield on average
 interest-earning assets
 (tax equivalent).......        4.74        4.64        4.83       4.78       4.76
Average loans to average
 deposits...............       87.93       82.76       81.78      77.75      75.39
Net loan losses to
 average loans..........        0.24        0.22        0.30       0.05       0.10
Nonperforming loans to
 total loans............        0.32        0.37        0.19       0.43       0.27
Allowance for loan
 losses to loans........        1.15        1.18        1.08       1.23       1.29
Allowance for loan
 losses to nonperforming
 loans..................      364.72      315.91      580.44     288.94     480.84
Average stockholders'
 equity to average
 assets.................        7.67        7.34        7.26       7.58       7.95
Total risk-based capital
 ratio..................       12.52       12.07       11.80      12.87      12.56
Tier 1 leverage ratio...        7.76        7.24        6.97       7.40       7.70
Dividend payout ratio...       33.04       27.81       19.88      19.85      22.86

--------
(1) As a result of the merger of Anchor and Bailey in 1999 the investment in Rock Hill Bank & Trust was reclassified from an investment in unconsolidated subsidiary to an available-for-sale equity investment.

Net Interest Income

   Net interest income, the major component of the Corporation's income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. Table 2, Comparative Average Balance Sheets--Yields and Costs, compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the years ended December 31, 1999, 1998, and 1997.

Table 2

              COMPARATIVE AVERAGE BALANCE SHEETS--YIELDS AND COSTS
   (Average balances on a tax equivalent basis for years ended December 31 in thousands)

                                     1999                       1998                       1997
                          -------------------------- -------------------------- -------------------------------------
                           Average   Revenue/ Yield/  Average   Revenue/ Yield/  Average              Revenue/ Yield/
                           Balance   Expense   Rate   Balance   Expense   Rate   Balance              Expense   Rate
                          ---------- -------- ------ ---------- -------- ------ ----------            -------- ------
Interest-earning assets:
 Loans..................  $  846,182 $75,303   8.90% $  807,705 $74,977   9.28% $  712,376            $68,103   9.56%
 Investment securities:
   Taxable..............     249,877  15,231   6.10     231,261  14,573   6.30     209,146            13, 256   6.34
   Non-taxable..........      24,620   1,810   7.35      19,612   1,596   8.14      15,270              1,316   8.62
                          ---------- -------   ----  ---------- -------   ----  ----------            -------   ----
     Total investment
      securities........     274,497  17,041   6.21     250,873  16,169   6.45     224,416             14,572   6.49
 Interest-bearing
  balances due from
  banks.................       2,159     117   5.42       7,057     427   6.05       2,145                151   7.04
 Federal funds sold and
  securities purchased
  under agreements to
  resell................       4,193     356   8.49      25,154   1,339   5.32      14,934                807   5.40
                          ---------- -------   ----  ---------- -------   ----  ----------            -------   ----
     Total interest-
      earning assets....   1,127,031  92,817   8.24%  1,090,789  92,912   8.52%    953,871             83,633   8.77%
                          ---------- -------   ----  ---------- -------   ----  ----------            -------   ----
Noninterest-earning
 assets:
 Cash and due from
  banks.................      40,627                     41,190                     38,183
 Premises and
  equipment.............      27,095                     27,460                     27,102
 Other, less allowance
  for loan losses.......       5,297                     13,900                     11,403
                          ----------                 ----------                 ----------
     Total noninterest-
      earning assets....      73,019                     82,550                     76,688
                          ----------                 ----------                 ----------
     TOTAL ASSETS.......  $1,200,050                 $1,173,339                 $1,030,559
                          ==========                 ==========                 ==========
Interest-bearing
 liabilities:
 Interest-bearing
  deposits:
   Interest checking....  $  122,910 $ 1,762   1.43% $  110,786 $ 1,963   1.77% $  105,229            $ 2,241   2.13%
   Savings..............      70,494   1,931   2.74      94,779   3,373   3.56      88,401              2,144   2.43
   Money market.........     312,413  13,925   4.46     265,167  12,269   4.63     223,917             10,366   4.63
   Time deposits........     281,285  14,308   5.09     340,123  18,743   5.51     310,189             18,027   5.81
                          ---------- -------   ----  ---------- -------   ----  ----------            -------   ----
     Total interest-
      bearing deposits..     787,102  31,926   4.06     810,855  36,348   4.48     727,736             32,778   4.50
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      56,871   2,740   4.82      39,467   1,975   5.00      27,609              1,448   5.24
 Other short-term
  borrowings............       1,600      70   4.38       2,454     125   5.09       2,717                126   4.64
 Long-term debt.........      70,167   3,694   5.26      48,176   2,922   6.07      35,703              2,251   6.30
 Subordinated notes.....      11,000     924   8.39      11,000     931   8.46      11,000                931   8.46
                          ---------- -------   ----  ---------- -------   ----  ----------            -------   ----
     Total interest-
      bearing
      liabilities.......     926,740  39,354   4.25%    911,952  42,301   4.64%    804,765             37,534   4.66%
                          ---------- -------   ----  ---------- -------   ----  ----------            -------   ----
Noninterest-bearing
 liabilities:
 Demand deposits........     175,187                    165,075                    143,336
 Other liabilities......       6,039                     10,222                      7,592
                          ----------                 ----------                 ----------
     Total noninterest-
      bearing
      liabilities.......     181,226                    175,297                    150,928
                          ----------                 ----------                 ----------
Stockholders' equity....      92,084                     86,090                     74,866
                          ----------                 ----------                 ----------
     TOTAL LIABILITIES
      AND STOCKHOLDERS'
      EQUITY............  $1,200,050                 $1,173,339                 $1,030,559
                          ==========                 ==========                 ==========
Net interest income.....             $53,463                    $50,611                               $46,099
                                     =======                    =======                               =======
Interest income/earning
 assets.................                       8.24%                      8.52%                                 8.77%
Interest expense/earning
 assets.................                       3.49                       3.88                                  3.93
                                               ----                       ----                                  ----
Net interest
 income/earning assets..                       4.74%                      4.64%                                 4.83%
                                               ====                       ====                                  ====

--------
(1) Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.
(2) Non-taxable income has been adjusted to a tax equivalent basis using the federal income tax rate of 34%.

   Net interest income on a tax equivalent basis increased $2.9 million or 5.6% from $50.6 million in 1998 to $53.5 million in 1999. This increase was primarily attributable to the increased volume of earning assets and the increase in net interest margin. The net interest margin increased 10 basis points from 4.64% in 1998 to 4.74% in 1999. The net interest margin widened from 1998 primarily because of a lower cost of funding earning assets.

   Interest income on a tax equivalent basis decreased slightly in 1999. Average earning assets increased 3.3% to $1.13 billion or 93.9% of average total assets in 1999, compared with $1.09 billion or 93.0% in 1998. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $38.5 million or 4.8%. Average investment securities increased $23.6 million or 9.4%. The yield on earning assets decreased 28 basis points from 8.52% in 1998 to 8.24% in 1999. The primary reasons for the decrease in the yield on earning assets during the period were a slowing in the growth of the loan portfolio and investment security portfolio and decreased volume in federal funds sold. Average loans were 75.1% of average earning assets in 1999 and 74.0% in 1998. The yield on loans decreased 38 basis points from 9.28% in 1998 to 8.90% in 1999 largely due to a significant slowing of loan growth caused by rising interest rates in the latter half of 1999 and competitive market conditions. The yield on investment securities decreased 24 basis points from 6.45% in 1998 to 6.21% in 1999. The yield on federal funds sold and securities purchased under agreements to resell, collectively, rose 317 basis points from 5.32% in 1998 to 8.49% in 1999 largely due to the increase in rates paid on these short term investments.

   The cost of funding sources decreased $2.9 million or 7.0% in 1999 primarily due to the decreased rates paid on interest-bearing deposits. Average interest-bearing liabilities increased $14.8 million or 1.6%. Interest-bearing deposits were down $23.8 million or 2.9%, primarily due to a decrease in time deposits of 17.3% and a 25.6% decrease in savings deposits. Average long-term debt and subordinated notes increased $22.0 million or 37.2% in 1999. The average rate paid on interest-bearing liabilities decreased 39 basis points from 4.64% in 1998 to 4.25% in 1999, primarily due to a more favorable mix of funding sources. The mix of interest-bearing liabilities improved as traditionally lower-yielding interest checking, savings, and money market deposit accounts as a group increased as a percentage of interest-bearing liabilities from 59.0% in 1998 to 64.3% in 1999. Average long-term debt and subordinated notes were 8.8% of interest-bearing liabilities in 1999 versus 6.5% in 1998. Interest-bearing liabilities decreased as a percentage of average earning assets to 82.2% in 1999 from 83.6% in 1998.

   The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest-bearing funding sources increased $5.9 million or 3.4% in 1999. Noninterest-bearing funding sources were 16.1% of average earning assets in 1999 and 1998. Table 3, the Analysis of Net Interest Income Changes, shows the impact of balance sheet changes, which occurred during 1999 and 1998, and the changes in interest rate levels.

Table 3

                    ANALYSIS OF NET INTEREST INCOME CHANGES
                                 (in thousands)

                           1999 compared to 1998       1998 compared to 1997
                         --------------------------  --------------------------
                         Change in Change in         Change in Change in
                          Volume     Rate    Total    Volume     Rate    Total
                         --------- --------- ------  --------- --------- ------
Interest income:
  Loans.................  $3,493    ($3,167) $  326   $8,896    ($2,022) $6,874
Investment securities:
  Taxable...............   1,146       (488)    658    1,394        (77)  1,317
  Non-taxable...........     379       (166)    213      357        (77)    280
  Interest-bearing bal-
   ances due from
   banks................    (270)       (40)   (310)     300        (24)    276
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............  (1,503)       520    (983)     544        (12)    532
                          ------    -------  ------   ------    -------  ------
    Total interest-
     earning assets.....   3,245     (3,341)    (96)  11,491     (2,212)  9,279
                          ------    -------  ------   ------    -------  ------
Interest expense:
  Interest checking.....     200       (401)   (201)     114       (392)   (278)
  Savings...............    (759)      (683) (1,442)     164      1,065   1,229
  Money market..........   2,120       (464)  1,656    1,909         (6)  1,903
  Time deposits.........  (3,070)    (1,365) (4,435)   1,681       (965)    716
  Federal funds pur-
   chased and securities
   sold under agreements
   to repurchase........     841        (76)    765      596        (69)    527
  Other short-term
   borrowings...........     (39)       (16)    (55)     (13)        12      (1)
  Long-term debt........   1,197       (425)    772      759        (88)    671
  Subordinated notes....       0         (8)     (8)       0          0       0
                          ------    -------  ------   ------    -------  ------
    Total interest-
     bearing
     liabilities........     490     (3,438) (2,948)   5,210       (443)  4,767
                          ------    -------  ------   ------    -------  ------
    Net interest
     income.............  $2,755    $    97  $2,852   $6,281    ($1,769) $4,512
                          ======    =======  ======   ======    =======  ======

--------
(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.
(2) Balances of nonaccrual loans and related income recognized have been included for computational purposes.
(3) Non-taxable income has been converted to a tax equivalent basis using the federal income tax rate of 34%.

   Net interest income on a tax equivalent basis for 1998 increased $4.5 million or 9.8% from the amount earned in 1997. This increase was primarily attributable to the increased volume of earning assets since the net interest margin decreased 19 basis points from 4.83% in 1997 to 4.64% in 1998. Average earning assets increased 14.4% to $1.1 billion or 93.0% of average total assets in 1998, compared with $953.9 million or 92.6% in 1997. The cost of funding sources increased $4.8 million or 12.7% in 1998 primarily due to the $107 million or 13.3% increase in interest-bearing liabilities from 1997.

Noninterest Income

   Noninterest income for the Corporation consists of service charges on deposit accounts, trust revenues, mortgage banking income, gains and losses on investment securities transactions, insurance commissions, and other commissions and fees generated from various banking and bank-related activities. Noninterest income has traditionally been an important contributing factor to the Corporation's overall profitability. Noninterest income increased $864 thousand or 7.6% and totaled $12.3 million in 1999 compared to $11.4 million in 1998.

   Commissions and fees, which include revenues from credit card-related services, electronic banking services, insurance product services, and alternative investment product services increased 14.4% to $2.8 million in 1999 from $2.5 million in 1998. The primary reasons for this growth were increases of $244 thousand or 51.5% in investment fee income, $59 thousand or 12.5% in revenues from electronic banking services, and $85 thousand or 9.4% in credit card-related revenues.

   The Corporation's trust operation produced revenues of $2.2 million in 1999, an increase of 32.2% compared with $1.7 million in 1998. In 1999, mortgage banking income (which includes profits from the origination and sale of residential real estate loans) decreased $307 thousand or 19.6% to a total of $1.3 million, compared to $1.6 million in 1998. The decrease in mortgage banking income resulted from a decline in volume of loan originations due to a less favorable interest rate environment created by rising interest rates in the latter part of 1999. In connection with its mortgage banking activities, the Corporation primarily originates mortgage loans under mandatory delivery commitments, which substantially limits the Corporation's risk of loss on the loans during the period they are held or committed to borrowers.

   Gains on sales of investment securities was $83 thousand in 1999, compared to $275 thousand in 1998. The net gains in both years resulted primarily from investment strategies used to take advantage of current market conditions and sales of short-term securities to provide liquidity for anticipated loan demand.

   Service charges on deposit accounts decreased in 1999 due to lower deposits. Average deposits decreased slightly in 1999 causing service charges on deposit accounts to decrease 1.5% over 1998. In 1999, management continued to focus primarily on increasing noninterest income with revenue from the sales of new products rather than increased pricing of existing services.

   Noninterest income increased $2.2 million or 24.4% to $11.4 million in 1998 compared to $9.2 million in 1997. The primary reasons for this increase were, a 33.0% increase in commissions and fees, a 104.5% increase in gains on sales of mortgage loans, a 19.3% increase in trust income, and a 4.8% increase in service charges on deposit accounts. The increase in service charges reflected deposit growth and competitive pricing. The increase in commissions and fees resulted primarily from growth in credit card-related revenues, electronic banking network revenues, and alternative investment product income. The growth in gains on sales of mortgage loans reflected a more favorable interest rate environment and higher volume of loan originations.

Noninterest Expense

   Noninterest expense, excluding pretax nonrecurring charges of $1.7 million, increased $1.7 million or 4.3% and totaled $40.4 million in 1999 compared with $38.7 million in 1998.

   Salaries and employee benefits, the largest component of noninterest expense, totaled $22.5 million in 1999 and $21.6 million in 1998, net of nonrecurring merger charges. This 4.3% increase during 1999 was primarily due to the investment in new personnel. Merit increases, performance bonuses, and increased contributions to fund the Corporation's employee benefit plans also contributed to this increase.

   Net occupancy expense increased $255 thousand or 9.1% during 1999, largely due to higher building depreciation and maintenance expenses. Equipment expense decreased $279 thousand or 9.4%, primarily due to lower maintenance costs.

   Other operating expense, excluding pretax nonrecurring charges, increased $755 thousand or 6.6% in 1999 primarily due to the growth realized by the Corporation. Note 10 to the consolidated financial statements presents a comparison of other operating expense by category. The Corporation increased spending in selected areas, including telephone and data communications expense to enhance revenue growth.

   The Corporation's overhead efficiency ratio was 61.2% in 1999, an improvement from 62.3% in 1998. These ratios exclude nonrecurring charges.

   In connection with the Bailey merger, the Corporation incurred merger-related operating expenses of $1.7 million before taxes ($1.3 million after taxes), of which $608 thousand was directly related to effecting the mergers and $1.0 million was in restructuring costs. The charges directly related to effecting the mergers included $417 thousand in consulting fees paid to investment bankers, $80 thousand in legal fees, $28 thousand for shareholder communications, and $59 thousand in accounting costs. Of the $1.0 million in restructuring charges, $234 thousand was incurred in salary continuation plans, employee contracts, and severance plans, $95 thousand was incurred for maintenance contracts, and $592 thousand was incurred for the disposal of fixed assets due to the mergers. The Corporation expects the combined company resulting from the mergers to achieve substantial benefits in the form of operating cost savings.

   Noninterest expense, excluding pretax nonrecurring charges of $3.5 million, increased $3.1 million or 8.8% in 1998 from 1997. The primary reasons for the increase were increases in all categories of noninterest expense due to the Corporation's growth in 1998. Salaries and employee benefits, net of nonrecurring merger costs, increased 13.3% due primarily to the increased number of employees from expansion into new markets and investment in new personnel to further develop the infrastructure of the Corporation. Net occupancy expense increased 6.7% primarily due to investments made to maintain existing facilities. Other operating expense increased 3.5% primarily due to expansion related expenses and expenses related to the growth realized by the Corporation. Equipment expense increased slightly in 1998.

Income Taxes

   Total income tax expense included in the Consolidated Statements of Income was $7.4 million in 1999, $6.2 million in 1998, and $5.9 million in 1997. The primary reason for tax expense to increase in 1999 was higher net income before taxes, since the effective tax rate decreased in 1999. The Corporation's effective tax rates were 35.7%, 37.7%, and 35.7% in 1999, 1998, and 1997, respectively.

   The Corporation's effective tax rate decreased in 1999 primarily due to lower nondeductible merger-related expenses. The Corporation's effective tax rate increased in 1998 primarily due to higher nondeductible merger-related expenses.

Table 4
                           SOURCES AND USES OF FUNDS
                        (Average balances in thousands)

                                                  1999               1998
                                           ------------------ ------------------
                                             Amount   Percent   Amount   Percent
                                           ---------- ------- ---------- -------
Composition of Sources:
  Demand deposits......................... $  175,187   14.6% $  165,075   14.1%
  Interest checking.......................    122,910   10.2     110,786    9.4
  Savings.................................     70,494    6.0      94,779    8.1
  Money market............................    312,413   26.0     265,167   22.6
  Time deposits...........................    281,285   23.4     340,123   29.0
  Short-term borrowings...................     58,471    4.9      41,921    3.6
  Long-term borrowings....................     70,167    5.8      48,176    4.1
  Subordinated notes......................     11,000    0.9      11,000    0.9
  Other liabilities.......................      6,039    0.5      10,222    0.9
  Stockholders' equity....................     92,084    7.7      86,090    7.3
                                           ----------  -----  ----------  -----
    Total sources......................... $1,200,050  100.0% $1,173,339  100.0%
                                           ==========  =====  ==========  =====
Composition of Uses:
  Loans................................... $  846,182   70.5% $  807,705   68.8%
  Investment securities...................    274,497   22.9     250,873   21.4
  Other interest-earning assets...........      6,352    0.5      32,211    2.8
                                           ----------  -----  ----------  -----
    Total interest-earning assets.........  1,127,031   93.9   1,090,789   93.0
  Noninterest-earning assets..............     73,019    6.1      82,550    7.0
                                           ----------  -----  ----------  -----
    Total uses............................ $1,200,050  100.0% $1,173,339  100.0%
                                           ==========  =====  ==========  =====

--------
(1) Loan balances are stated net of unearned income.

Year 2000 Issue

   The Corporation did not encounter computer or system problems from the transition into the Year 2000. The anticipated Year 2000 problem was publicized as the possible failure or malfunction of systems or computer chips that improperly recognized date sensitive information when the year changes to 2000. The Corporation is not aware of Year 2000 problems encountered by major customers, suppliers, or hardware and software vendors. No liquidity problems or material withdrawals by depositors of the Bank were experienced during the transition into the Year 2000.

   Total Year 2000 project costs were approximately $194 thousand, which is under the amount previously estimated and disclosed. The expenditures did not have a material impact on the Corporations' results of operations, liquidity or capital resources.

   Although highly unlikely, certain Year 2000 problems could surface later during 2000. The Corporation continues to monitor systems for possible future disruptions and has a business resumption plan to deal with such problems.

Financial Condition

 Investment Securities

   Average investment securities represented 24.4% of average earning assets during 1999 compared to 23% in 1998. The increase in the percentage of investment securities was due to the slowing of loan growth in each of the Corporation's market areas. At December 31, 1999, investment securities totaled $262.6 million or 22.6% of total earning assets.

   The Corporation primarily invests in U.S. Treasury securities, securities of other U.S. Government agencies and corporations, and mortgage related securities with average lives approximating five years. The amortized cost and estimated fair value of debt securities at December 31, 1999 are shown in Table
5. Actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Table 5
                    INVESTMENT SECURITIES--HELD-TO-MATURITY
                      (December 31 balances in thousands)

                                               1999                              1998                1997
                          ----------------------------------------------- ------------------- -------------------
                                           Estimated Average      Tax               Estimated           Estimated
                           Par   Amortized   Fair    Maturity  Equivalent Amortized   Fair    Amortized   Fair
                          Value    Cost      Value   (Yrs/Mos)   Yield      Cost      Value     Cost      Value
                          ------ --------- --------- --------  ---------- --------- --------- --------- ---------
U.S. Treasury
 securities:
 Within one year........  $2,350  $2,349    $2,352                6.10%    $ 5,998   $ 6,046   $ 6,934   $ 6,929
 One to five years......       0       0         0                0.00       3,360     3,426    10,379    10,433
 Five to ten years......       0       0         0                0.00           0         0         0         0
 Over ten years.........       0       0         0                0.00           0         0         0         0
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
   Total................   2,350   2,349     2,352     0/5        6.10       9,358     9,472    17,313    17,362
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
Securities of other U.S.
 Government agencies
  and corporations:
 Within one year........   1,000   1,000       999                6.14           0         0     3,718     3,726
 One to five years......   2,650   2,648     2,633                6.12       4,396     4,468     5,865     5,875
 Five to ten years......       0       0         0                0.00           0         0         0         0
 Over ten years.........       0       0         0                0.00           0         0         0         0
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
   Total................   3,650   3,648     3,632     1/5        6.13       4,396     4,468     9,583     9,601
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
Mortgage-backed
 securities:
 Within one year........       0       0         0                0.00       1,470     1,485       129       131
 One to five years......       0       0         0                0.00       5,384     5,600     2,841     2,981
 Five to ten years......       0       0         0                0.00       5,689     5,948       749       799
 Over ten years.........       0       0         0                0.00       3,184     3,344     3,968     4,114
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
   Total................       0       0         0     0/0        0.00      15,727    16,377     7,687     8,025
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
Obligations of states
 and
 political subdivisions:
 Within one year........   1,101   1,101     1,106                7.64           0         0     1,370     1,375
 One to five years......     865     867       881                7.61           0         0     3,144     3,226
 Five to ten years......       0       0         0                0.00           0         0       235       237
 Over ten years.........       0       0         0                0.00           0         0       112       111
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
   Total................   1,966   1,968     1,987     1/3        7.63           0         0     4,861     4,949
                          ------  ------    ------     ---        ----     -------   -------   -------   -------
   Total portfolio......  $7,966  $7,965    $7,971     1/1        6.48%    $29,481   $30,317   $39,444   $39,937
                          ======  ======    ======     ===        ====     =======   =======   =======   =======

--------
(1) Tax equivalent yield has been calculated using an incremental income tax rate of 34%.

Table 5
             INVESTMENT SECURITIES--AVAILABLE-FOR-SALE (Continued)
                      (December 31 balances in thousands)

                                                1999                               1998                1997
                          ------------------------------------------------- ------------------- -------------------
                                             Estimated Average      Tax               Estimated           Estimated
                            Par    Amortized   Fair    Maturity  Equivalent Amortized   Fair    Amortized   Fair
                           Value     Cost      Value   (Yrs/Mos)   Yield      Cost      Value     Cost      Value
                          -------- --------- --------- --------  ---------- --------- --------- --------- ---------
U.S. Treasury
 securities:
 Within one year........  $  2,200 $  2,202  $  2,206               6.50%   $  8,064  $  8,132  $ 15,676  $ 15,698
 One to five years......     7,000    6,972     7,000               6.36      15,951    16,572    36,356    36,765
 Five to ten years......         0        0         0               0.00           0         0       987     1,001
 Over ten years.........         0        0         0               0.00           0         0         0         0
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
   Total................     9,200    9,174     9,206     1/6       6.39      24,015    24,704    53,019    53,464
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
Securities of other U.S.
 Government agencies
  and corporations:
 Within one year........     3,935    3,932     3,932               6.24       5,400     5,414    16,293    16,331
 One to five years......    20,920   20,964    20,416               5.74      55,015    55,292    50,636    50,854
 Five to ten years......    60,366   60,700    58,693               6.37      49,462    50,100    20,669    20,852
 Over ten years.........     7,491    7,928     7,457               5.99         302       300     4,898     4,915
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
   Total................    92,712   93,524    90,498     6/6       6.19     110,179   111,106    92,496    92,952
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
Mortgage-backed
 securities:
 Within one year........         0        0         0               0.00       1,481     1,485       812       813
 One to five years......     6,680    6,599     6,539               6.70       8,973     9,065     3,764     3,778
 Five to ten years......    11,309   11,317    11,087               6.31      10,582    10,728    16,959    17,068
 Over ten years.........   110,122  108,955   104,184               6.58      67,751    67,848    19,370    19,577
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
   Total................   128,111  126,871   121,810     7/3       6.56      88,787    89,126    40,905    41,236
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
Obligations of states
 and
 political subdivisions:
 Within one year........       100      100       101               7.93         790       799       437       440
 One to five years......     2,366    2,378     2,390               6.80       1,123     1,173     1,767     1,828
 Five to ten years......     6,860    6,985     6,800               6.35       5,303     5,431     3,564     3,657
 Over ten years.........    12,670   12,761    11,764               6.58       2,069     2,077         0         0
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
   Total................    21,996   22,224    21,055    11/4       6.53       9,285     9,480     5,768     5,925
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
Marketable equity
 securities                  9,025    9,025    12,041     N/A       3.91       5,339     5,339     6,085     6,085
                          -------- --------  --------    ----       ----    --------  --------  --------  --------
   Total portfolio......  $261,044 $260,818  $254,610     7/1       6.33%   $237,605  $239,755  $198,273  $199,662
                          ======== ========  ========    ====       ====    ========  ========  ========  ========

--------
(1) Tax equivalent yield has been calculated using an incremental income tax rate of 34%.

   Investment securities available-for-sale are held for expected liquidity requirements, capital planning, and asset/liability management. Such securities, recorded at fair value, were $254.6 million or 97% of the total investment portfolio at December 31, 1999 compared with $239.8 million or 89% at December 31, 1998. The Corporation had an unrealized loss on investment securities available-for-sale, net of tax, of $4.1 million at December 31, 1999, compared to an unrealized gain, net of tax, of $1.4 million at the same time last year.

   In 1995, Bailey Financial Corporation, along with a group of investors, formed Rock Hill Bank &Trust. As of 1997, Bailey owned 100% of Class B common stock, representing 51% of total ownership. On August 3, 1998, Rock Hill Bank & Trust was involved in a secondary stock offering, reducing Bailey's investment to 22%. However, Bailey maintained two Board Members on the Rock Hill Bank & Trust Board of Directors and maintained effective control. Therefore, Bailey's investment in Rock Hill Bank & Trust was unconsolidated on Bailey's books from 1995 through April 9, 1999, the date of the Bailey and Anchor merger, and is presented as such in these consolidated financial statements for the periods ending December 31, 1998 and 1997.

   As a result of Anchor's merger with Bailey, the combined company no longer employed the Bailey representatives serving on the Rock Hill Bank & Trust Board of Directors. Anchor maintained its 22% ownership interest in Rock Hill Bank & Trust, but no longer exhibited effective control. As the investment is readily marketable (the rights of the Class B common stockholder are the same as a Class A common stockholder, except for restricted voting rights), the investment is classified as an available for sale equity investment recorded in accordance with SFAS No. 115 with mark to market adjustments flowing through equity at December 31, 1999.

   Investment securities held-to-maturity and recorded at amortized cost aggregated $8.0 million or 3% of the total investment portfolio at December 31, 1999 compared with $29.5 million or 11% at December 31, 1998. The estimated fair value of such securities exceeded the carrying value by 0.1% and 2.8% at December 31, 1999 and 1998, respectively.

Loans

   Loans, the largest component of earning assets, represented 75.1% of average earning assets and 70.5% of average total assets during 1999, compared with 74.1% and 68.8%, respectively, during 1998. In 1999, average loans grew 4.8% to $846.2 million from $807.7 million in 1998. In 1999, the Corporation focused on growth in new markets, loan quality, and expansion of existing customer relationships. The Corporation experienced a slowing of loan growth due to rising interest rates in the latter part of 1999.

   Loan policies and procedures provide the overall direction for administration of the loan portfolio. The lending strategy focuses on quality growth in each of the Corporation's market areas. The Corporation's loan underwriting process is intended to ensure that sound and consistent credit decisions are made.

   The Corporation's commercial lenders focus primarily on small and medium-sized businesses in their primary market areas. The markets along the coasts of North Carolina and South Carolina are dependent on the tourism industry and are seasonal in nature. However, the Corporation's lenders have a high level of experience analyzing the different types of businesses competing in this industry in their primary market areas. Loan demand slowed considerably in 1999.

   Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During 1999, the Corporation did not experience any material credit deterioration attributable to adverse trends in specific markets or the economy in general.

   In 1999, the Corporation expanded its market area into the Upstate of South Carolina. With the acquisition of Bailey during 1999, the Corporation added five branches in the Piedmont region. With the acquisitions of ComSouth and M&M during 1998, the Corporation expanded into the Midlands and Pee Dee areas of South Carolina, and strengthened its presence in Charleston, South Carolina. These expansions have provided opportunities for growth and diversification. Loans, net of unearned income, at December 31, 1999 increased 6.4% to $862.5 million compared with $810.9 million reported in 1998. This growth was due to quality loan demand and expansion into new market areas.

   The composition of the loan portfolio at December 31 for the last five years is presented in Table 6. Commercial, financial, and agricultural loans decreased 12.8% from 1998 and represent 14.5% of gross loans at December 31, 1999. Real estate-construction loans, which were 11% of gross loans at December 31, 1999, increased 56% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 2.9% from 1998 and represent 44% of gross loans at December 31, 1999. Installment loans to individuals, which include residential real estate loans, represent 22.1% of gross loans and increased 12% during 1999.

Table 6
                           LOAN PORTFOLIO COMPOSITION
                      (December 31 balances in thousands)

                                1999               1998               1997               1996               1995
                          ------------------ ------------------ ------------------ ------------------ ------------------
                                    Percent            Percent            Percent            Percent            Percent
                           Amount   of Gross  Amount   of Gross  Amount   of Gross  Amount   of Gross  Amount   of Gross
                          --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
Commercial, financial,
 and agricultural.......  $125,409    14.5%  $143,755    17.7%  $143,545    18.5%  $130,578    20.2%  $215,495    40.2%
Real estate--
 construction...........    94,891    11.0     60,811     7.5     65,815     8.4     43,827     6.8     23,950     4.5
Real estate--mortgage...   379,853    44.0    369,060    45.5    319,632    41.1    273,509    42.4    163,335    30.5
Installment loans to
 individuals............   191,029    22.1    170,550    21.0    204,311    26.3    167,937    26.1    121,007    22.6
Other...................    71,472     8.4     66,867     8.3     44,383     5.7     29,104     4.5     11,688     2.2
                          --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
 Gross loans............   862,654   100.0%   811,043   100.0%   777,686   100.0%   644,955   100.0%   535,475   100.0%
                                     =====              =====              =====              =====              =====
Unearned income.........      (159)              (152)              (119)               (97)               (25)
                          --------           --------           --------           --------           --------
 Total loans............  $862,495           $810,891           $777,567           $644,858           $535,450
                          ========           ========           ========           ========           ========

   The changing mix of the loan portfolio reflects the Corporation's expansion into new market areas and the changing economy. While most categories of loans increased during 1999, construction real estate loans experienced the fastest growth. The primary reason for this increase is the rapid growth and expansion in the Corporation's market areas.

Table 7
             SELECTED LOAN MATURITIES AND INTEREST RATE SENSITIVITY
                   (December 31, 1999 balances in thousands)

                                        One Year   One to      Over
                                        or Less  Five Years Five Years  Total
                                        -------- ---------- ---------- --------
Types of loans:
  Commercial, financial and
   agricultural........................ $ 57,521  $ 56,244   $ 11,644  $125,409
  Real estate--construction............   47,493    28,651     18,748    94,892
  Real estate--mortgage................   62,573   175,195    142,085   379,853
  Installment loans to individuals and
   other loans.........................   59,200   122,142     80,999   262,341
                                        --------  --------   --------  --------
    Total.............................. $226,787  $382,232   $253,476  $862,495
                                        ========  ========   ========  ========
Total of loans above with:
  Predetermined interest rates......... $ 84,246  $292,544   $104,914  $481,704
  Adjustable interest rates............  142,541    89,688    148,562   380,791
                                        --------  --------   --------  --------
    Total.............................. $226,787  $382,232   $253,476  $862,495
                                        ========  ========   ========  ========

--------
(1) Loan balances net of unearned income

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

                              NONPERFORMING ASSETS
                    (Balances at December 31, in thousands)

                                        1999    1998    1997    1996    1995
                                       ------  ------  ------  ------  ------
Nonaccrual loans...................... $2,721  $2,988  $1,353  $2,605  $1,342
Loans past due ninety days or more ...      0      34      89     146      89
Troubled debt restructurings..........      0       0       0       0       0
Other real estate owned...............    347     810     567     375     733
                                       ------  ------  ------  ------  ------
Total nonperforming assets............ $3,068  $3,832  $2,009  $3,126  $2,164
                                       ======  ======  ======  ======  ======
Nonperforming assets to total loans
 and other real estate owned..........   0.36%   0.47%   0.26%   0.48%   0.40%

   During 1999, nonperforming assets declined 19.9% to $3.1 million, compared with $3.8 million reported in 1998. There were no loans past due 90 days or more at December 31, 1999. The nonperforming assets to total loans and other real estate owned ratio improved to 0.36% in 1999, and remains at a favorable level. During 1998, nonperforming assets increased $1.8 million and the nonperforming assets to total loans and other real estate owned ratio was 0.47%. The primary reason for nonperforming assets increasing during 1998 was that two borrowers of one of the acquired entities totaling $901 thousand were placed on nonaccrual prior to the merger.

Allowance for Loan Losses

   An analysis of activity in the allowance for loan losses is presented in Table 8. The allowance for loan losses is established and maintained through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance.

Table 8
                        SUMMARY OF LOAN LOSS EXPERIENCE
                      (December 31 Balances in thousands)

                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
Allowance for loan losses at beginning
 of year..............................  $9,546  $8,367  $7,949  $6,882  $6,244
                                        ------  ------  ------  ------  ------
Amounts charged off during year:
  Commercial, financial and
   agricultural.......................   1,874   1,942   1,969     360     393
  Real estate--construction...........       0       0       0       0     130
  Real estate--mortgage...............     185     221     160     131     247
  Installment loans to individuals and
   other loans........................     566     542     475     372     343
                                        ------  ------  ------  ------  ------
    Total loans charged off...........   2,625   2,705   2,604     863   1,113
                                        ------  ------  ------  ------  ------
Amount of recoveries during year:
  Commercial, financial and
   agricultural.......................     301     730     335     244     500
  Real estate--construction...........       0       0       0       0       0
  Real estate--mortgage...............      86      76      47     210      65
  Installment loans to individuals and
   other loans........................     189     156     106     106      69
                                        ------  ------  ------  ------  ------
    Total recoveries..................     576     962     488     560     634
                                        ------  ------  ------  ------  ------
Net loans charged off.................   2,049   1,743   2,116     303     479
                                        ------  ------  ------  ------  ------
Provision for loan losses.............   2,427   2,922   2,534   1,370   1,117
                                        ------  ------  ------  ------  ------
Allowance for loan losses at end of
 year.................................  $9,924  $9,546  $8,367  $7,949  $6,882
                                        ======  ======  ======  ======  ======
Ratio of net charge-offs during the
 year to average loans outstanding
 during the year......................    0.24%   0.21%   0.30%   0.05%   0.10%

   The ratio of net charge-offs to average loans was 0.24% in 1999 and 0.21% in 1998, and 0.30% in 1997. A $2.4 million provision for loans losses was made in 1999, compared with $2.9 million in 1998, and $2.5 million in 1997.

   The decreased level of the provision for loan losses during 1999 was primarily attributable to loan growth slowing during 1999. The provision for loan losses was made to reflect potential losses inherent in the loan portfolio at the balance sheet date. Specific reserves are provided on individual loans for which management believed specific reserves were necessary. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of Anchor's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves. The level of the provision for loan losses increased in 1998 and primarily reflected a higher level of net charge-offs at banks that were acquired in 1998 and significant loan growth.

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

   In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation's policy to apply the provisions of SFAS No. 114 to nonaccrual commercial loans. At December 31, 1999, impaired loans had a related specific allowance for loan losses totaling $995 thousand. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 1999.

   Table 9 presents an allocation of the allowance for loan losses by different loan categories. The breakdown is based upon a number of qualitative factors, and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.

Table 9
                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                      (December 31 balances in thousands)

                             1999           1998           1997           1996           1995
                        -------------- -------------- -------------- -------------- --------------
                               Percent        Percent        Percent        Percent        Percent
                                 of             of             of             of             of
                                Total          Total          Total          Total          Total
                        Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans
                        ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
Commercial, financial,
 and agricultural       $2,759   14.5% $3,184   17.7% $3,278   18.5% $3,281   20.2% $3,106   21.0%
Real estate--
 construction              914   11.0     586    7.5     600    8.5     407    6.8     518    7.1
Real estate--mortgage    2,038   44.0   1,980   45.3   1,648   41.0   1,744   42.4   1,232   40.1
Installment loans to
 individuals and other
 loans                   3,713   30.5   3,296   29.5   2,187   32.0   1,857   30.6   1,352   31.8
Unallocated                500            500            654            660            674
                        ------  -----  ------  -----  ------  -----  ------  -----  ------  -----
  Total                 $9,924  100.0% $9,546  100.0% $8,367  100.0% $7,949  100.0% $6,882  100.0%
                        ======  =====  ======  =====  ======  =====  ======  =====  ======  =====

Funding Sources

   Average deposits decreased slightly to $962.3 million in 1999 from $975.9 million in 1998. In 1999, the mix of interest-bearing deposits changed as average certificates of deposit decreased 17.3%, while average interest checking, money market and savings accounts as a group increased 7.5%. Average certificates of deposit represented 29.2% of average deposits in 1999 and 34.9% in 1998. Average interest checking, money market and savings accounts as a group were 52.6% of average deposits in 1999 and 48.2% in 1998. Average demand deposits increased 6.1% to $175.2 million and represented 18.2% of average deposits in 1999 compared with 16.9% in 1998.

   Average short-term borrowings increased $16.6 million or 39.5% to $58.5 million in 1999 from $41.9 million in 1998. With the seasonality of the Corporation's market area, the Corporation typically borrows money from correspondent banks and the Federal Home Loan Bank ("FHLB") in the winter months when deposits are at their lowest levels and loan demand is at its highest. Pursuant to collateral agreements with the FHLB, advances are secured by stock in the FHLB and qualifying first mortgage loans in the amount of $106.9 million. The Corporation's liquidity position remained favorable through the winter months of 1999, however, the need for short-term borrowings increased during the year.

   At December 31, 1999, the Corporation had short-term borrowings of $44.7 million, a decrease of $19.1 million from the $63.8 million reported at December 31, 1998. Of the $44.7 million in short-term borrowings, $42.1 million or 94.2% was in securities sold under agreements to repurchase. The 30% decrease in short-term borrowings was due to the Corporation purchasing $25 million in brokered certificates of deposit to fund short term lending needs.

   Advances from the FHLB with an initial maturity of more than one year totaled $85.2 million at December 31, 1999, versus $42.2 million at December 31, 1998. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB. Fixed interest rates on these advances ranged from 4.58% to 7.21%, payable monthly or quarterly, with principal due at various maturities ranging from 2001 to 2009.

   On December 20, 1996, the Corporation issued $6.0 million of 7.89% Subordinated Notes due December 20, 2006. Under the terms of the Subordinated Note Agreement, the balance of the debt can be prepaid on December 20, 2001 at par plus accrued and unpaid interest. On December 20, 2001, the interest rate on this issue will be reset to a rate approximately equal to the yield on the 5-year U.S. Treasury Note plus 195 basis points. On December 1, 1993, the Corporation issued $5 million of 8.60% Subordinated Notes due December 1, 2003. Under the terms of the Subordinated Note Agreement, the balance of the debt cannot be paid prior to its final maturity. The interest on these single principal payment issues is payable semi-annually of each year and at maturity. This long-term debt qualifies for inclusion in the determination of total capital under the risk-based capital guidelines.

Capital Resources

   The Corporation maintains a strong level of capital as a margin of safety for its depositors and stockholders, as well as to provide for future growth and the ability to pay dividends. At December 31, 1999, stockholders' equity was $90.8 million versus $89.0 million at December 31, 1998. The Corporation paid cash dividends of $0.56 per share in 1999, $0.48 per share in 1998, and $0.375 per share in 1997.

   During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders' equity less goodwill and certain other intangibles divided by average assets) was 7.76% and 7.24% at December 31, 1999 and 1998, respectively, for the Corporation.

   The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders' equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 10.36% and 9.94% at December 31, 1999 and 1998, respectively, and a total risk-based capital ratio of 12.52% and 12.07% at December 31, 1999 and 1998, respectively, well above the regulatory requirements for a well-capitalized institution. Note 16 to the consolidated financial statements presents the Bank's actual capital amounts and ratios at December 31, 1999 and 1998.

   The following table shows several capital ratios for the last three years:

                                                            1999   1998   1997
                                                            -----  -----  -----
Average stockholders' equity to:
  Average assets...........................................  7.67%  7.34%  7.26%
  Average deposits.........................................  9.57   8.82   8.59
  Average loans and leases................................. 10.88  10.66  10.51
Risk-based capital ratios:
  Tier 1................................................... 10.36   9.94   9.52
  Total.................................................... 12.52  12.07  11.80
Tier 1 Leverage ratio......................................  7.76   7.24   6.97

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

   To meet this need, the Corporation typically invests sizable amounts of its deposit growth during the summer months in temporary investments and short-term securities maturing during the winter months. Additionally, the Corporation has access to other funding sources, including federal funds purchased from correspondent banks and a line of credit with the FHLB to meet its liquidity needs during the winter months.

   During the year ended December 31, 1999, the most significant cash flows impacting the components of the Corporation's liquidity relate to a $51.2 million increase in net loans, which was funded by an increase of $43.0 million in long term debt.

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

   Table 10 shows the Corporation's interest rate sensitivity at December 31, 1999, indicating a liability-sensitive position in the three months or less period, the four months to six months period, and the seven months to twelve months period. On a cumulative basis through one year, the Corporation's rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $148.4 million or 13.2% of total interest-earning assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate the Corporation against interest rate risk. Given the current mix and maturity of the Corporation's assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on the Corporation's net interest margin.

   During 1996, the Corporation purchased an interest rate floor contract with a notional value of $25 million and a three-year term. This contract expired in 1999. The floor index of the contract was three-month Libor and it had a strike rate of 5.25%. The Corporation paid a premium of $102,500 for the contract. In a floor contract, the Corporation pays a premium at the initiation of the contract for the right to receive payments if market interest rates are less than the strike rate during a period of the contract. The Corporation's liability is limited to the premium paid for the contract. The primary purpose of this contract was to reduce the Corporation's exposure to a significant decline in interest rates.

Table 10

                       INTEREST RATE SENSITIVITY ANALYSIS
                   (December 31, 1999 balances in thousands)

                                                  7-12      within        year or
                          0-3 mos.   4-6 mos.     mos.     one year    non-sensitive   Total
                          --------   --------   --------   ---------   ------------- ----------
Interest-earning assets:
  Loans.................  $398,271   $ 20,533   $ 53,393   $ 472,197     $390,298    $  862,495
  Investment
   securities...........     3,906      1,303      5,378      10,587      251,988       262,575
  Federal funds sold....     2,700          0          0       2,700            0         2,700
  Interest-bearing bal-
   ances due from
   banks................       152          0          0         152            0           152
                          --------   --------   --------   ---------     --------    ----------
    Total interest-
     earning assets.....  $405,029   $ 21,836   $ 58,771   $ 485,636     $642,286    $1,127,922
                          ========   ========   ========   =========     ========    ==========
Percent of total
 interest-earning
 assets.................      35.9 %      1.9 %      5.2 %      43.1 %       56.9%        100.0%
Interest-bearing
 liabilities:
  Interest checking.....  $      0   $      0   $      0   $       0     $114,971    $  114,971
  Savings...............         0          0          0           0       56,426        56,426
  Money market..........   312,518          0          0     312,518            0       312,518
  Certificates of
   deposit of $100,000
   or more..............    34,372     23,547     22,361      80,280        3,668        83,948
  Certificates of
   deposit less than
   $100,000.............    58,486     70,131     67,965     196,582       37,649       234,231
  Short-term
   borrowings...........    44,704          0          0      44,704            0        44,704
  Long-term debt........         0          0          0           0       85,200        85,200
  Subordinated notes....         0          0          0           0       11,000        11,000
                          --------   --------   --------   ---------     --------    ----------
    Total interest-
     bearing
     liabilities........   450,080     93,678     90,326     634,084      308,914       942,998
  Other sources--net....         0          0          0           0      184,924       184,924
                          --------   --------   --------   ---------     --------    ----------
    Total sources--net..  $450,080   $ 93,678   $ 90,326   $ 634,084     $493,838    $1,127,922
                          ========   ========   ========   =========     ========    ==========
Percent of total
 interest-earning
 assets.................      39.9 %      8.3 %      8.0 %      56.2 %       43.8%        100.0%
Interest-sensitive gap..  ($45,051)  ($71,842)  ($31,555)  ($148,448)    $148,448           --
Cumulative interest-
 sensitive gap..........   (45,051)  (116,893)  (148,448)   (148,448)         --            --
Percent of total
 interest-earning
 assets.................      (4.0)%    (10.4)%    (13.2)%     (13.2)%        --            --

--------
(1) Loan balances are stated net of unearned income and do not include nonaccrual loans.

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

   In January 1998, the Securities and Exchange Commission adopted new rules that require more comprehensive disclosures of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative financial instruments and other financial instruments. The market risk disclosures must be presented for most financial instruments, which must be classified into two portfolios: financial instruments entered into for trading purposes and all other financial instruments (non-trading purposes). The Corporation does not maintain a trading portfolio.

Table 11

                             FINANCIAL INSTRUMENTS
                            (Balances in thousands)

                                           Expected Maturity                       December 31, 1999
                          -------------------------------------------------------- ------------------
                                                                                               Fair
                            2000     2001     2002     2003     2004    Thereafter  Total     Value
                          --------  -------  -------  -------  -------  ---------- --------  --------
Financial Assets:
Loans, net of unearned
 income
 Fixed Rate:
 Book value.............  $ 84,225  $76,544  $73,652  $64,781  $77,472   $105,030  $481,704  $469,829
 Weighted average
  effective yield.......      8.64%    8.85%    8.76%    8.50%    8.23%      8.00%     8.47%
 Variable Rate:
 Book value.............  $142,541  $36,784  $16,158  $15,225  $20,622   $149,461  $380,791  $380,791
 Weighted average
  effective yield.......      9.32%    9.03%    9.31%    9.00%    9.11%      8.91%     9.11%
Securities held-to-
 maturity
 Fixed Rate:
 Book value.............  $  4,450  $ 3,022  $   341  $     0  $   152   $      0  $  7,965  $  7,971
 Weighted average
  effective yield.......      5.88%    5.97%    6.51%    0.00%    6.30%      0.00%     5.95%
 Variable Rate:
 Book value.............  $      0  $     0  $     0  $     0  $     0   $      0  $      0  $      0
 Weighted average
  effective yield.......      0.00%    0.00%    0.00%    0.00%    0.00%      0.00%     0.00%
Securities available-
 for-sale
 Fixed Rate:
 Book value.............  $  8,229  $ 5,695  $ 4,616  $17,386  $ 6,659   $184,860  $227,445  $227,445
 Weighted average
  effective yield.......      6.29%    6.18%    5.94%    5.77%    5.77%      6.18%     6.13%
 Variable Rate:
 Book value.............  $      0  $     0  $     0  $     0  $     0   $ 27,165  $ 27,165  $ 27,165
 Weighted average
  effective yield.......      0.00%    0.00%    0.00%    0.00%    0.00%      6.65%     6.65%
Financial Liabilities:
Time deposits
 Fixed Rate:
 Book value.............  $293,176  $12,668  $ 2,513  $   792  $   171   $    156  $309,476  $311,931
 Weighted average
  effective rate........      5.33%    5.20%    5.47%    5.75%    4.98%      5.64%     5.33%
 Variable Rate:
 Book value.............  $  7,813  $   838  $    52  $     0  $     0   $      0  $  8,703  $  8,703
 Weighted average
  effective rate........      4.89%    4.90%    4.88%    0.00%    0.00%      0.00%     4.89%
Long-term debt and
 subordinated notes
 Fixed Rate:
 Book value.............  $      0  $ 7,000  $10,200  $16,000  $ 5,000   $ 33,000  $ 71,200  $ 72,105
 Weighted average
  effective rate........      0.00%    7.44%    5.42%    6.07%    5.71%      5.43%     5.79%
 Variable Rate:
 Book value.............  $      0  $     0  $     0  $     0  $     0   $ 25,000  $ 25,000  $ 25,000
 Weighted average
  effective rate........      0.00%    0.00%    0.00%    0.00%    0.00%      4.58%     4.58%

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

Accounting and Regulatory Matters

   In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The most common components of other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains and losses on available-for-sale securities. SFAS No. 130 does not require a specific format for the new financial statement, but does require that an amount representing total comprehensive income be reported. The Corporation adopted SFAS No. 130 on January 1, 1999.

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

   In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits," ("SFAS No. 132"), an amendment of SFAS Nos. 87, 88, and 106. SFAS No. 132 revises employer's disclosures about pensions and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The Corporation adopted SFAS No. 132 effective January 1, 1999.

   On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Corporation. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to its limited use of derivative instruments, the adoption of SFAS No. 133 has not had a significant effect on the Corporation's results of operations or its financial position.

   In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgages Held for Sale by a Mortgage Banking Enterprise," ("SFAS No. 134"). SFAS No. 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998. The Corporation adopted SFAS No. 134 in 1999, and the effects of adoption were not material.

   Management is not aware of any known trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Corporation's liquidity, capital resources, or other operations.

                              REPORT OF MANAGEMENT

   The consolidated financial statements of Anchor Financial Corporation (the "Corporation") and other financial information presented in this Annual Report were prepared by management responsible for the integrity of the information presented. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgement.

   The Corporation maintains accounting and control systems, which are believed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and produce records adequate for preparation of financial information. Management recognizes the limits inherent in any system of internal control, as the cost of controls should not exceed the benefits derived. Management believes the Corporation's system provides an appropriate balance.

   In order to monitor compliance with its system of controls, the Corporation has an internal audit program. The program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of control systems. Internal audit reports are issued to the Audit Committee of the Board of Directors. The independent public accountants receive copies of internal audit reports, and the reports are available for review by regulatory authorities.

   The Audit Committee of the Board of Directors meets as necessary with management, internal auditors and the independent public accountants to review audit scopes, audit reports, and fee arrangements of the independent public accountants, in order to evaluate management's performance of its financial reporting responsibility. Both internal auditors and independent public accountants have access to the Audit Committee without any management present in the discussions. Independent public accountants are recommended by the Audit Committee to the Board of Directors for selection and ratification by the stockholders.

   Arthur Andersen LLP, as independent public accountants, is engaged to provide an objective, independent review as to management's discharge of its responsibilities relating to the fairness of reported operating results and financial condition. They have an understanding of the Corporation's accounting and financial controls and conduct such tests and related procedures as they deem appropriate to arrive at an opinion of the fairness of the financial statements. Their opinion is included as a part of the Corporation's 1999 Annual Report on Form 10-K.

   The Management of the Corporation is committed to, and has always maintained and enforced, a philosophy of high ethical standards in the conduct of its business. The policies covering conflicts of interest, community affairs, and other subjects are uniformly applicable to all officers and employees of the Corporation.

Anchor Financial Corporation
Myrtle Beach, South Carolina
February 18, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Anchor Financial Corporation:

   We have audited the accompanying consolidated balance sheet of Anchor Financial Corporation and its subsidiaries (the Company) as of December 31, 1999, and the related statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anchor Financial Corporation as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Charlotte, North Carolina
February 18, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ComSouth Bankshares, Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31 1997, in conformity with generally accepted accounting principles.

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

/s/ Tourville, Simpson & Henderson, L.L.P
Columbia, South Carolina
March 9, 1998

                         Report Of Independent Accounts

To the Board of Directors
and Shareholders of
Anchor Financial Corporation

We previously audited and reported on the consolidated balance sheets as of December 31, 1998 and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income and of cash flows of Anchor Financial Corporation and subsidiaries for the years ended December 31, 1998 and 1997, prior to their restatement for the 1999 pooling of interests. Our report dated February 19, 1999, made reference to the work of other auditors. The contribution of Anchor Financial Corporation and subsidiaries to interest and noninterest income and to net income represented 85 percent and 82 percent of the respective restated totals for 1998 and 52 percent and 57 percent for 1997. Separate financial statements of the other companies included in the 1998 and 1997 restated consolidated financial statements were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheets and statements of income, of changes in stockholders' equity and comprehensive income and of cash flows for the years ended December 31, 1998 and 1997 after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly conbined on the basis described in Note 2 of the notes to consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Columbia, South Carolina

February 19, 1999 except as to the pooling of interest described in Note 2 which date is April 9, 1999.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                 ------------------------------
                                                      1999            1998
                                                 --------------  --------------
ASSETS
Cash and due from banks........................  $   35,843,218  $   49,347,029
Interest-bearing balances due from banks.......         151,561       8,082,081
Federal funds sold.............................       2,700,000       5,650,000
Investment securities:
  Held-to-maturity, at amortized cost (fair
   value of $7,971,374 in 1999 and $30,317,309
   in 1998)....................................       7,965,008      29,481,031
  Available-for-sale, at fair value............     254,609,916     239,754,861
                                                 --------------  --------------
Total investment securities....................     262,574,924     269,235,892
                                                 --------------  --------------
Total Loans, net of unearned income............     862,495,316     810,890,670
  Less--allowance for loan losses..............      (9,924,114)     (9,546,139)
                                                 --------------  --------------
Net loans......................................     852,571,202     801,344,531
                                                 --------------  --------------
Premises and equipment.........................      27,112,076      27,492,886
Investment in unconsolidated subsidiary........               0       3,050,135
Other assets...................................      25,889,826      19,255,881
                                                 --------------  --------------
    Total assets...............................  $1,206,842,807  $1,183,458,435
                                                 ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand deposits..............................  $  164,562,983  $  169,219,776
  NOW and money market accounts................     427,488,660     407,438,747
  Time deposits $100,000 and over..............      83,947,691      89,885,760
  Other time and savings deposits..............     290,657,318     301,795,611
                                                 --------------  --------------
Total deposits.................................     966,656,652     968,339,894
Federal funds purchased and securities sold
 under agreements to repurchase................      42,091,707      62,424,543
Other short-term borrowings....................       2,611,741       1,396,927
Long-term debt.................................      85,200,000      42,187,000
Subordinated notes.............................      11,000,000      11,000,000
Other liabilities..............................       8,509,863       9,108,376
                                                 --------------  --------------
Total liabilities..............................   1,116,069,963   1,094,456,740
                                                 --------------  --------------
Stockholders' Equity:
Common stock, no par value; 50,000,000 shares
 authorized; shares issued and outstanding--
 8,093,476 in 1999 and 8,085,779 in 1998.......      54,147,996      54,653,232
Retained earnings..............................      41,673,366      34,025,512
Accumulated other comprehensive income (loss)..      (4,135,143)      1,417,951
Unearned ESOP shares...........................        (913,375)     (1,095,000)
                                                 --------------  --------------
Total stockholders' equity.....................      90,772,844      89,001,695
                                                 --------------  --------------
Total liabilities and stockholders' equity.....  $1,206,842,807  $1,183,458,435
                                                 ==============  ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              Year ended December 31,
                                                        -----------------------------------
                                                           1999        1998        1997
                                                        ----------- ----------- -----------
INTEREST INCOME:
Interest and fees on loans............................  $75,302,768 $75,095,635 $68,103,342
Interest on investment securities:
  Taxable.............................................   15,231,010  14,571,482  13,214,174
  Non-taxable.........................................    1,194,239   1,053,071     853,435
Other interest income.................................      495,789   1,767,143     966,540
                                                        ----------- ----------- -----------
Total interest income.................................   92,223,806  92,487,331  83,137,491
                                                        ----------- ----------- -----------
INTEREST EXPENSE:
Interest on deposits..................................   31,926,101  36,348,454  32,779,103
Interest on short-term borrowings.....................    2,782,122   2,100,000   1,574,109
Interest on long-term borrowings......................    3,714,457   2,921,992   2,250,850
Interest on subordinated notes........................      930,946     931,224     931,225
                                                        ----------- ----------- -----------
Total interest expense................................   39,353,626  42,301,670  37,535,287
                                                        ----------- ----------- -----------
Net interest income...................................   52,870,180  50,185,661  45,602,204
Provision for loan losses.............................    2,427,250   2,922,000   2,534,000
                                                        ----------- ----------- -----------
Net interest income after provision for loan losses...   50,442,930  47,263,661  43,068,204
                                                        ----------- ----------- -----------
NONINTEREST INCOME:
Service charges on deposit accounts...................    4,472,773   4,540,025   4,331,841
Commissions and fees..................................    2,835,585   2,478,803   1,863,519
Trust income..........................................    2,222,281   1,681,585   1,409,863
Gains on sales of mortgage loans......................    1,263,445   1,570,775     768,126
Gains (losses) on sales of investment securities,
 net..................................................       82,817     275,473      (8,860)
Other operating income................................    1,382,316     848,139     797,003
                                                        ----------- ----------- -----------
Total noninterest income..............................   12,259,217  11,394,800   9,161,492
                                                        ----------- ----------- -----------
NONINTEREST EXPENSE:
Salaries and employee benefits........................   22,717,673  22,797,024  19,015,674
Net occupancy expense.................................    3,051,531   2,796,896   2,620,543
Equipment expense.....................................    2,678,097   2,957,343   2,937,905
Other operating expense...............................   13,612,948  13,955,372  11,052,863
                                                        ----------- ----------- -----------
Total noninterest expense.............................   42,060,249  42,506,635  35,626,985
                                                        ----------- ----------- -----------
Income before income taxes and equity in net income of
 unconsolidated subsidiary............................   20,641,898  16,151,826  16,602,711
Equity in net income of unconsolidated subsidiary.....       56,103     242,324      14,888
                                                        ----------- ----------- -----------
Income before income taxes............................   20,698,001  16,394,150  16,617,599
Provision for income taxes............................    7,398,852   6,182,870   5,935,404
                                                        ----------- ----------- -----------
Net income............................................  $13,299,149 $10,211,280 $10,682,195
                                                        =========== =========== ===========
Net Income per share--basic...........................  $      1.66 $      1.28 $      1.36
Net Income per share--diluted.........................  $      1.61 $      1.23 $      1.29
Weighted average common shares outstanding--basic.....    8,016,908   7,959,766   7,869,812
Weighted average common shares outstanding--diluted...    8,285,446   8,285,260   8,255,862

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                   Accumulated
                                                 Common Stock                         other                      Total
                                             ----------------------   Retained    comprehensive  Unearned    stockholders'
                                              Shares      Amount      earnings       income     ESOP shares     equity
                                             ---------  -----------  -----------  ------------- -----------  -------------
Balance at December 31, 1996                 7,932,482  $52,803,455  $18,070,421   $   299,012  $  (633,250)  $70,539,638
Comprehensive Income
 Net income.................................                          10,682,195                               10,682,195
 Other comprehensive income, net of tax
 Unrealized gains on investment securities..                                           619,393                    619,393
                                                                                                              -----------
   Total Comprehensive Income...............                                                                   11,301,588
                                                                                                              -----------
Common stock issued pursuant to:
 Dividend Reinvestment Plan.................     7,542      202,473      (10,902)                                 191,571
 Stock Option Plan..........................    43,362      282,352       (4,000)                                 278,352
Fractional shares paid in stock split.......       (21)        (123)      (2,526)                                  (2,649)
Tax benefit from exercised stock options....                218,031                                               218,031
Change in unearned ESOP shares..............                149,036       26,612                    106,625       282,273
Cash dividends ($0.375 per share)...........                          (1,440,429)                              (1,440,429)
Cash dividends from:
 Acquired entities..........................                            (682,871)                                (682,871)
                                             ---------  -----------  -----------   -----------  -----------   -----------
Balance at December 31, 1997................ 7,983,365  $53,655,224  $26,638,500   $   918,405  $  (526,625)  $80,685,504
Comprehensive Income
 Net income.................................                          10,211,280                               10,211,280
 Other comprehensive income, net of tax
 Unrealized gains on investment
  securities................................                                           499,546                    499,546
                                                                                                              -----------
   Total Comprehensive Income...............                                                                   10,710,826
                                                                                                              -----------
Common stock issued pursuant to:
 Dividend Reinvestment Plan.................     7,483      295,067                                               295,067
 Stock Option Plan..........................    95,358      350,957                                               350,957
Fractional shares paid in acquisitions......      (427)                  (15,718)                                 (15,718)
Change in unearned ESOP shares..............                351,984       30,971                   (568,375)     (185,420)
Cash dividends ($0.48 per share)............                          (2,478,940)                              (2,478,940)
Cash dividends from:
 Acquired entities..........................                            (360,581)                                (360,581)
                                             ---------  -----------  -----------   -----------  -----------   -----------
Balance at December 31, 1998................ 8,085,779  $54,653,232  $34,025,512   $ 1,417,951  $(1,095,000)  $89,001,695
Comprehensive Income
 Net income.................................                          13,299,149                               13,299,149
 Other comprehensive income, net of tax
 Unrealized loss on investment securities...                                        (5,553,094)                (5,553,094)
                                                                                                              -----------
   Total Comprehensive Income...............                                                                    7,746,055
                                                                                                              -----------
Common stock issued pursuant to:
 Stock Option Plan..........................    88,551      304,183                                               304,183
Tax benefit from exercised stock options....              1,165,697                                             1,165,697
Dissenters from Bailey Merger...............   (63,322)  (1,726,469)        (402)                              (1,726,871)
Fractional shares paid in acquisitions......        (6)                     (163)                                    (163)
Change in unearned ESOP shares..............                229,923       37,875                    181,625       449,423
Shares repurchased..........................   (17,526)    (478,570)                                             (478,570)
Cash dividends ($0.72 per share)............                          (5,688,605)                              (5,688,605)
                                             ---------  -----------  -----------   -----------  -----------   -----------
Balance at December 31, 1999................ 8,093,476  $54,147,996  $41,673,366   $(4,135,143) $  (913,375)  $90,772,844
                                             =========  ===========  ===========   ===========  ===========   ===========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years ended December 31,
                                    ------------------------------------------
                                        1999          1998           1997
                                    ------------  -------------  -------------
Cash flows from operating
 activities:
 Net income........................ $ 13,299,149  $  10,211,280  $  10,682,195
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Accretion and amortization of
    investment securities..........      185,710       (404,457)      (321,228)
   Depreciation and amortization...    3,258,573      3,234,897      3,060,555
   Provision for loan losses.......    2,427,250      2,922,000      2,534,000
   (Gains) losses on sales of
    investment securities, net.....      (82,817)      (275,473)         8,860
   Gains on sales of mortgage
    loans..........................   (1,263,445)    (1,570,775)      (768,126)
   Losses (gains) on sales of
    premises and equipment.........        6,174       (114,359)         8,257
   Change in interest receivable...     (168,401)       183,706     (1,201,510)
   Change in other assets..........    1,965,885     (1,634,160)      (319,895)
   Change in deferred taxes........   (3,800,182)    (1,128,882)       190,213
   Change in interest payable......     (243,347)      (329,057)     1,267,282
   Change in other liabilities.....      941,233      1,999,652       (371,513)
   Equity in net income of
    unconsolidated subsidiary......      (56,103)      (245,393)       (14,888)
   Origination of mortgage loans
    held for sale..................  (80,494,317)  (112,816,061)   (16,251,094)
   Proceeds from sales of mortgage
    loans held for sale............   82,398,712    114,466,551     16,616,789
   Net change in unearned ESOP
    shares.........................      449,423       (185,420)       282,273
                                    ------------  -------------  -------------
     Net cash provided by operating
      activities...................   18,823,497     14,314,049     15,402,170
                                    ------------  -------------  -------------
Cash flows from investing
 activities:
 Purchase of investment securities
  held-to-maturity.................            0     (5,795,619)   (11,312,066)
 Proceeds from maturities of
  investment securities held-to-
  maturity.........................   21,502,248     14,650,460     10,627,820
 Purchase of investment securities
  available-for-sale...............  (94,019,821)  (195,912,914)   (96,822,491)
 Proceeds from sales of investment
  securities available-for-sale....   59,901,085     69,755,058     25,430,216
 Proceeds from maturities of
  investment securities available-
  for-sale.........................    9,923,023     89,212,463     37,544,172
 Net change in loans...............  (54,294,871)   (36,037,502)  (135,031,295)
 Capital expenditures..............   (2,136,159)    (2,839,244)    (3,584,587)
 Other, net........................            0      1,772,892       (378,499)
                                    ------------  -------------  -------------
     Net cash used for investing
      activities...................  (59,124,495)   (65,194,406)  (173,526,730)
                                    ------------  -------------  -------------
Cash flows from financing
 activities:
 Net change in deposits............   (1,683,242)    35,828,039    131,183,615
 Net change in federal funds
  purchased and securities sold
  under agreements to repurchase...  (20,332,836)    25,357,705     16,295,968
 Net change in other short-term
  borrowings.......................    1,214,814     (3,668,523)     1,884,470
 Net change in long-term debt......   43,013,000     (2,489,167)    16,976,167
 Proceeds from issuance of stock
  in accordance with:
   Stock Option Plan...............      304,183        350,957        278,352
   Dividend Reinvestment Plan......            0        295,067        191,571
   Cash dividends paid.............   (4,393,648)    (2,839,521)    (2,123,300)
   Purchase common stock...........     (478,570)             0              0
   Other, net......................   (1,727,034)       (15,718)       215,282
                                    ------------  -------------  -------------
     Net cash provided by financing
      activities...................   15,916,667     52,818,839    164,902,125
                                    ------------  -------------  -------------
Net change in cash and cash
 equivalents.......................  (24,384,331)     1,938,482      6,777,565
Cash and cash equivalents at
 January 1.........................   63,079,110     61,140,628     54,363,063
                                    ------------  -------------  -------------
Cash and cash equivalents at
 December 31....................... $ 38,694,779  $  63,079,110  $  61,140,628
                                    ============  =============  =============
Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
   Interest........................ $ 39,596,973  $  42,630,451  $  36,276,422
   Income taxes....................    8,551,004      6,554,586      6,017,986

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

   On April 9, 1999, Anchor Financial Corporation merged with Bailey Financial Corporation (Bailey). The surviving entity was Anchor Financial Corporation (the Corporation). The transactions were accounted for as poolings of interests. The consolidated financial statements have been restated to present combined financial information of the Corporation as if the mergers had been in effect for all periods presented. All expenses relating to the poolings-of-interests have been recognized in determining the net income of the Corporation in 1999.

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

   On August 11, 1997, the Board of Directors of the Corporation completed a three-for-two split of its common stock. Accordingly, the consolidated financial statements and all share information have been restated for all years to reflect the impact of the stock split.

New Accounting Pronouncements

   In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Corporation.

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

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

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

   The allowance for loan losses is maintained at a level considered adequate by management to provide for potential losses inherent in the loan portfolio at the balance sheet date. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, recent loss experience, current economic conditions, risk characteristics of the various classifications of loans, underlying collateral values, and other relevant factors. Losses on loans are charged to and recoveries are credited to the allowance at the time the loss or recovery occurs. It is possible that a change in the relevant factors used in management's evaluation may occur in the future.

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

   Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset's estimated useful life (15 to 40 years

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES for buildings and improvements; 3 to 20 years for furniture and equipment). Gains or losses on routine dispositions are charged to operating expenses, and improvements and betterments are capitalized. Interest cost incurred related to the construction of banking premises is included in the cost of the related asset.

   Intangible Assets: Goodwill and deposit base premium amounts arising from bank acquisitions in 1991 and 1993 and included in other assets were $528,830 and $807,458 at December 31, 1999 and 1998, respectively, and are amortized over the expected lives of the related assets (generally 10 to 15 years) using the straight-line method of amortization.

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

NOTE 2--MERGERS AND ACQUISITIONS

   On April 9, 1999, the Corporation completed the merger of Bailey with and into the Corporation through the issuance of 16.32 shares of the Corporation's common stock for each share of outstanding common stock of Bailey, or 91,260 (95,140 total shares outstanding, less 3,880 of dissenting shares). The merger was accounted for as a pooling-of-interests.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

   On August 31, 1998, the Corporation completed the merger of ComSouth with and into the Corporation through the issuance of .75 shares of the Corporation's common stock for each share of outstanding common stock of ComSouth, or 1,755,990 shares. The merger was accounted for as a pooling-of-interests.

   In addition on August 31, 1998, the Corporation completed the merger of M&M with and into the Corporation through the issuance of .87 shares of the Corporation's common stock for each share of outstanding common stock of M&M, or 875,321 shares. The merger was accounted for as a pooling-of-interests.

   The consolidated financial statements of the Corporation and its subsidiaries have been prepared to give retroactive effect to the mergers with ComSouth, M&M, and Bailey by combining the historical financial information of the companies for all periods presented. Pre-merger intercompany balances and transactions, as described below, have been eliminated.

   As of December 31, 1997, the Corporation owned 78,478 shares of ComSouth common stock (58,874 shares after applying the ComSouth exchange ratio) with a recorded fair value of $1,747,000. The related unrealized gain of $842,000 (net of tax effect of $501,000) was recorded as a component of stockholders' equity as of December 31, 1997.

   As of December 31, 1997, M&M owned 5,755 shares of the Corporation's common stock. M&M sold 9,300 shares of the Corporation's common stock in 1997 and recognized a $258,000 gain on the sale of the stock. The related unrealized gain of $100,000 (net of tax effect of $62,000) was recorded as a component of stockholders' equity as of December 31, 1997.

   Separate results of the pooled entities for the period beginning January 1, 1999 through April 9, 1999, and for the two years ended December 31, 1998, in thousands, are as follows:

                                         Anchor  Bailey  Adjustments   Combined
                                         ------- ------- -----------   --------
Total Interest And Noninterest Income
  1999.................................. $21,325 $ 3,816        (1)    $ 25,141
  1998..................................  87,865  15,813     204(2)(3)  103,882
  1997..................................  77,516  14,783                 92,299
Net Interest Income
  1999..................................  11,210   1,728        (1)      12,938
  1998..................................  43,092   7,031      63(3)      50,186
  1997..................................  38,720   6,882                 45,602
Net Income
  1999..................................   3,174     491        (1)       3,665
  1998..................................   8,122   2,090                 10,212
  1997..................................   9,237   1,445                 10,682

--------
(1) Results of operations from January 1, 1999 through April 9, 1999, the date of the Anchor and Bailey merger.
(2) The consolidated financial statements have been adjusted to exclude from interest income and interest expense $42 that Bailey paid to the Corporation in interest on long-term debt for the year ended December 31, 1998.
(3) The Corporation reclassified certain items classified by Bailey as noninterest income to interest income and certain items classified by Bailey as noninterest expense to noninterest income.

NOTE 3--RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

   The Bank is required by regulation to maintain average cash reserve balances based on a percentage of deposits. The average amount of the cash reserve balance for the year ended December 31, 1999 was approximately $17,898,000.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4--INVESTMENT SECURITIES

   The amortized cost and the estimated fair value of investment securities held-to-maturity at December 31, 1999 and 1998 are presented below:

                                             1999                                         1998
                          ------------------------------------------- ---------------------------------------------
                                       Gross      Gross                             Gross      Gross
                          Amortized  Unrealized Unrealized Estimated   Amortized  Unrealized Unrealized  Estimated
                             Cost      Gains      Losses   Fair Value    Cost       Gains      Losses   Fair Value
                          ---------- ---------- ---------- ---------- ----------- ---------- ---------- -----------
U.S. Treasury
 securities.............  $2,348,731  $ 3,129    $     0   $2,351,860 $ 9,357,924  $113,639     $ 0     $ 9,471,563
Securities of other U.S.
 Government agencies and
 corporations...........   3,648,015        0     15,694    3,632,321   4,396,209    71,829       0       4,468,038
Mortgage--backed
 securities.............           0        0          0            0           0         0       0               0
Obligations of states
 and political
 subdivisions...........   1,968,262   18,931          0    1,987,193  15,726,898   650,810       0      16,377,708
                          ----------  -------    -------   ---------- -----------  --------     ---     -----------
  Total debt
   securities...........  $7,965,008  $22,060    $15,694   $7,971,374 $29,481,031  $836,278     $ 0     $30,317,309
                          ==========  =======    =======   ========== ===========  ========     ===     ===========

   The amortized cost and the estimated fair value of investment securities available-for-sale at December 31, 1999 and 1998 are presented below:

                                                1999                                            1998
                           ----------------------------------------------- -----------------------------------------------
                                          Gross      Gross                                Gross      Gross
                            Amortized   Unrealized Unrealized  Estimated    Amortized   Unrealized Unrealized  Estimated
                               Cost       Gains      Losses    Fair Value      Cost       Gains      Losses    Fair Value
                           ------------ ---------- ---------- ------------ ------------ ---------- ---------- ------------
 U.S. Treasury
  securities.............  $  9,174,183 $   37,708 $    5,922 $  9,205,969 $ 24,014,477 $  689,458  $      0  $ 24,703,935
 Securities of other U.S.
  Government agencies and
  corporations...........    93,523,903      4,429  3,030,518   90,497,814  115,659,220  1,247,529   347,970   116,558,779
 Mortgage--backed
  securities.............   126,871,464      5,521  5,066,645  121,810,340   83,306,455    723,489   355,928    83,674,016
 Obligations of states
  and political
  subdivisions...........    22,223,888     25,555  1,194,313   21,055,130    9,285,325    235,001    41,159     9,479,167
                           ------------ ---------- ---------- ------------ ------------ ----------  --------  ------------
 Total debt securities...   251,793,438     73,213  9,297,398  242,569,253  232,265,477  2,895,477   745,057   234,415,897
 Marketable equity
  securities.............     9,025,141  3,015,522          0   12,040,663    5,338,964          0         0     5,338,964
                           ------------ ---------- ---------- ------------ ------------ ----------  --------  ------------
   Total investment
    securities...........  $260,818,579 $3,088,735 $9,297,398 $254,609,916 $237,604,441 $2,895,477  $745,057  $239,754,861
                           ============ ========== ========== ============ ============ ==========  ========  ============

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

   In 1995, Bailey Financial Corporation, along with a group of investors, formed Rock Hill Bank & Trust. As of 1997, Bailey owned 100% of Class B common stock, representing 51% of total ownership. On August 3, 1998, Rock Hill Bank & Trust was involved in a secondary stock offering, reducing Bailey's investment to 22%. However, Bailey maintained two Board Members on the Rock Hill Bank & Trust Board of Directors and maintained effective control. Therefore, Bailey's investment in Rock Hill Bank & Trust was unconsolidated on Bailey's books from 1995 through April 9, 1999, the date of the Bailey and Anchor merger, and is presented as such in these consolidated financial statements for the periods ending December 31, 1998 and 1997.

   Subsequent to the Bailey and Anchor merger, the Corporation no longer maintained two board members on the Rock Hill Bank & Trust board of directors. As a result, the Corporation's investment in Rock Hill Bank & Trust is now classified as an available-for-sale equity investment in Anchor's investment portfolio.

   The amortized cost and estimated fair value of debt securities held-to-maturity at December 31, 1999, based on their contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                          Amortized  Estimated
                                                             Cost    Fair Value
                                                          ---------- ----------
Due in one year or less.................................. $4,450,123 $4,457,184
Due after one year through five years....................  3,514,885  3,514,190
Due after five years through ten years...................          0          0
Due after ten years......................................          0          0
                                                          ---------- ----------
  Total.................................................. $7,965,008 $7,971,374
                                                          ========== ==========

   The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 1999, based on contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                       Amortized    Estimated
                                                          Cost      Fair Value
                                                      ------------ ------------
Due in one year or less.............................. $  6,233,304 $  6,239,281
Due after one year through five years................   36,914,196   36,345,080
Due after five years through ten years...............   79,001,864   76,580,183
Due after ten years..................................  129,644,074  123,404,709
                                                      ------------ ------------
  Total.............................................. $251,793,438 $242,569,253
                                                      ============ ============

   Investment securities with an amortized cost of $138,405,000 and $134,816,000, at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, as collateral for short-term borrowings, and for other lawful purposes.


   Proceeds from sales of investment securities available-for-sale were $59,901,085, $69,755,058, and $25,430,216 in 1999, 1998, and 1997,
respectively. Gross realized gains of $198,424, $377,566, and $49,076 were realized on these sales during 1999, 1998, and 1997, respectively. Gross realized losses of $115,607, $150,817, and $57,936 were realized on these sales during 1999, 1998, and 1997, respectively.

   There were no sales of held-to-maturity investment securities during 1999, 1998, or 1997.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 5--LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans at December 31 are comprised of the following:

                                                         1999          1998
                                                     ------------  ------------
Commercial, financial, and agricultural............. $125,409,308  $143,755,473
Real estate--construction...........................   94,891,597    60,811,144
Real estate--mortgage...............................  379,852,739   369,060,680
Installment loans to individuals....................  191,028,665   170,549,942
Other...............................................   71,472,273    66,865,143
                                                     ------------  ------------
Gross Loans.........................................  862,654,582   811,042,382
Unearned income.....................................     (159,266)     (151,712)
                                                     ------------  ------------
Total Loans......................................... $862,495,316  $810,890,670
                                                     ============  ============

   Loans made by the Corporation to directors, executive officers, and their associates totaled $15,720,495 and $13,375,792 at December 31, 1999 and 1998,
respectively. During 1999, loans made and other additions totaled $9,311,212 and repayments and other deductions totaled $6,966,509. All such loans were made in the normal course of business on substantially the same terms as loans to other customers of comparable size and financial status and the loans did not include more than a normal risk of collectibility or present other unfavorable features.

   Installment loans to individuals include mortgage loans held-for-sale of $274,625 and $915,575 in 1999 and 1998, respectively, and are recorded at the lower of cost or market value.

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

   Activity in the allowance for loan losses for the three years ended December 31, 1999 is summarized as follows:

                                           1999         1998         1997
                                        -----------  -----------  -----------
Balance at beginning of year........... $ 9,546,139  $ 8,366,713  $ 7,948,659
Provision for loan losses..............   2,427,250    2,922,000    2,534,000
Recoveries on loans previously charged
 off...................................     576,141      962,128      488,627
Loans charged off......................  (2,625,416)  (2,704,702)  (2,604,573)
                                        -----------  -----------  -----------
  Balance at end of year............... $ 9,924,114  $ 9,546,139  $ 8,366,713
                                        ===========  ===========  ===========

   Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. Impaired (including cash basis) loans at December 31, 1999 and 1998 held by the Corporation, are summarized below:

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                                                            1999       1998
                                                         ---------- ----------
Nonaccrual loans........................................ $2,721,057 $2,987,753
Loans past due 90 days or more..........................          0     34,000
Other real estate owned.................................    346,727    810,157
Interest income which would have been recorded on
 nonaccrual loans pursuant to original terms............    240,898    265,245
Interest income recorded on nonaccrual loans............    148,790     83,410

   At December 31, 1999 and 1998, impaired loans had a related specific allowance for loan losses totaling $994,873, and $943,202, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 1999 and 1998.

   At December 31, 1999 and 1998, the Corporation did not have any loans for which terms had been modified in troubled debt restructurings.

NOTE 6--PREMISES AND EQUIPMENT

   Premises and equipment at December 31 consist of the following:

                                                         1999          1998
                                                     ------------  ------------
Land................................................ $  7,080,487  $  6,933,207
Buildings and improvements..........................   21,639,594    20,831,905
Leasehold improvements..............................    1,282,710     1,264,075
Furniture and equipment.............................   18,717,389    20,561,569
Construction in process.............................      471,799       277,267
                                                     ------------  ------------
  Total.............................................   49,191,979    49,868,023
Less-Accumulated depreciation.......................  (22,079,903)  (22,375,137)
                                                     ------------  ------------
  Net premises and equipment........................ $ 27,112,076  $ 27,492,886
                                                     ============  ============

   Provisions for depreciation included in noninterest expense in 1999, 1998, and 1997 were $2,580,860, $2,651,333 and $2,619,409, respectively.

   The Corporation has entered into various noncancelable operating leases for land, buildings, and equipment used in its operations. Certain leases have various renewal options and require increased rentals under cost of living escalation clauses. Rental expenses charged to occupancy and equipment expense in 1999, 1998, and 1997 were $683,769, $578,734, and $554,641, respectively.

   At December 31, 1999, future minimum rental commitments under noncancelable operating leases that have a remaining life in excess of one year are summarized as follows:

      2000.......................................................... $  593,196
      2001..........................................................    553,578
      2002..........................................................    440,848
      2003..........................................................    272,605
      2004..........................................................    258,472
      2005 and thereafter...........................................    200,770
                                                                     ----------
      Total minimum obligation...................................... $2,319,469
                                                                     ==========

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7--INCOME TAXES

   The components of consolidated income tax expense (benefit) for the years ended December 31 are as follows:

                                                1999       1998         1997
                                             ---------- -----------  ----------
Current:
  Federal................................... $6,694,477 $ 6,698,180  $5,098,361
  State.....................................    528,196     613,572     646,830
                                             ---------- -----------  ----------
Total.......................................  7,222,673   7,311,752   5,745,191
                                             ---------- -----------  ----------
Deferred:
  Federal...................................    133,867  (1,056,987)    148,691
  State.....................................     42,312     (71,895)     41,522
                                             ---------- -----------  ----------
Total.......................................    176,179  (1,128,882)    190,213
                                             ---------- -----------  ----------
Provision for income taxes.................. $7,398,852 $ 6,182,870  $5,935,404
                                             ========== ===========  ==========

   The significant components of the Corporation's deferred tax liabilities and assets recorded pursuant to SFAS No. 109 and included in other assets in the Consolidated Balance Sheets at December 31 are as follows:

                                                         1999         1998
                                                      -----------  -----------
Deferred tax liabilities:
  Tax depreciation over book......................... $(1,083,794) $(1,073,495)
  Unrealized gain--SFAS No. 115......................           0     (755,295)
  Other..............................................    (252,523)    (233,596)
                                                      -----------  -----------
Total deferred tax liabilities.......................  (1,336,317)  (2,062,386)
                                                      -----------  -----------
Deferred tax assets:
  Allowance for loan losses..........................   2,819,015    2,796,698
  Deferred loan fees and costs.......................      27,694       45,658
  Deferred compensation..............................     615,828      411,333
  State net operating loss carryforward..............     355,116      304,668
  Unrealized loss--SFAS No. 115......................   2,094,827            0
  Other..............................................     316,421      370,312
                                                      -----------  -----------
Total deferred tax assets............................   6,228,901    3,928,669
                                                      -----------  -----------
Net deferred tax asset before valuation allowance....   4,892,584    1,866,283
Less: Valuation allowance............................    (157,220)    (187,220)
                                                      -----------  -----------
Net deferred tax asset............................... $ 4,735,364  $ 1,679,063
                                                      ===========  ===========

   The realization of deferred tax assets may be based on the utilization of carrybacks to prior taxable years and the anticipation of future taxable income in certain periods. The valuation allowance primarily relates to deductible temporary differences for state tax purposes. Management believes that it is more likely than not that the deferred tax assets less the valuation allowance will be realized.

   Total income tax expense differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate (35% for 1999, 34% for 1998 and 1997) to pretax income as a result of the following differences:

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                                                Year ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Tax expense at statutory rate.............. $7,244,300  $5,574,011  $5,649,983
Increase (decrease) in taxes resulting
 from:
  State income tax expense, net of federal
   income tax benefit......................    370,830     321,089     427,552
  Non-taxable interest on investment
   securities..............................   (362,788)   (354,563)   (293,999)
  Non-deductible merger related costs......    212,804     498,011           0
  Other, net...............................    (66,294)    144,322     151,868
                                            ----------  ----------  ----------
Total...................................... $7,398,852  $6,182,870  $5,935,404
                                            ==========  ==========  ==========

NOTE 8--SHORT-TERM BORROWINGS

   Short-term borrowings at December 31 include the following:

                                                        1999         1998
                                                     -----------  -----------
Federal funds purchased............................. $         0  $19,400,000
Securities sold under agreements to repurchase......  42,091,707   43,024,543
                                                     -----------  -----------
Federal funds purchased and securities sold under
 agreements to repurchase...........................  42,091,707   62,424,543
                                                     -----------  -----------
Other short-term borrowings.........................   2,611,741    1,396,927
                                                     -----------  -----------
  Total short-term borrowings....................... $44,703,448  $63,821,470
                                                     ===========  ===========
Weighted average interest rate at December 31.......        4.77%        4.52%
Weighted average interest rate during the year......        4.76         5.87
Maximum amount outstanding at any month-end......... $81,005,859  $64,823,257
Average amount outstanding during the year..........  58,471,334   35,770,542

   The Bank has a line of credit with the Federal Home Loan Bank ("FHLB") under which short-term and long-term funds may be borrowed up to 16% of total assets. At December 31, 1999, the Bank had no short-term borrowings outstanding on this line of credit. Pursuant to collateral agreements with the FHLB, advances are secured by stock in the FHLB, and qualifying first mortgage loans in the amount of $106.9 million. The Bank has a line of credit with the Federal Reserve Bank of Richmond of $1,000,000 of which no amounts were outstanding at December 31, 1999. Advances on this line of credit must be secured by U.S. Treasury or Government agency securities. Advances on the Federal Reserve Bank line of credit generally mature within 31 days of the date of the advance. Securities sold under agreements to repurchase generally mature on demand while federal funds purchased are generally for one-day periods.

NOTE 9--LONG-TERM DEBT AND SUBORDINATED NOTES

   Advances from the FHLB with an initial maturity of more than one year totaled $85,200,000 at December 31, 1999. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB (See Note 8). Fixed interest rates on these advances ranged from 4.58% to 7.21%, payable monthly or quarterly, with principal due at various maturities ranging from 2001 to 2009.

   On December 1, 1993, the Corporation issued $5,000,000 of 8.60% Subordinated Notes due December 1, 2003. Under the terms of the Subordinated Note Agreement, the balance of the debt cannot be paid prior to its final maturity. On December 20, 1996, the Corporation issued $6,000,000 of 7.89% Subordinated Notes due December 20, 2006. Under the terms of the Subordinated Note Agreement, the balance of the debt can be prepaid on December 20, 2001 at par plus accrued and unpaid interest. On December 20, 2001, the interest rate on this issue will be reset to a rate approximately equal to the yield on the 5-year U.S. Treasury Note plus 195 basis points. The interest on these single principal payment issues is payable semi-annually each year and at maturity. There are no significant debt covenants related to Subordinated Notes. At December 31, 1999,

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

$10,000,000 of this long-term debt qualifies for inclusion in the determination of total capital under the Risk-Based Capital guidelines.

   Principal maturities on long-term debt and subordinated notes are summarized below:

2000................................................................ $         0
2001................................................................   1,000,000
2002................................................................  10,200,000
2003................................................................  16,000,000
2004................................................................   5,000,000
2005 and thereafter.................................................  64,000,000
                                                                     -----------
Total............................................................... $96,200,000
                                                                     ===========

NOTE 10--COMPARISON OF OTHER OPERATING EXPENSE

   Other operating expense for the years ended December 31 includes the following:

                                               1999        1998        1997
                                            ----------- ----------- -----------
Advertising and promotional materials...... $ 1,006,320 $ 1,124,907 $ 1,017,131
FDIC insurance assessment..................     104,789      99,044      83,000
Legal(1)...................................     734,686     725,640     982,939
Supplies...................................     834,037     826,495     794,245
Telephone and data communications..........   1,145,887   1,051,028     793,187
Other professional(2)......................     801,738   1,601,747     605,677
Other losses(3)............................     671,774   1,226,404     132,414
Other......................................   8,313,717   7,300,107   6,644,270
                                            ----------- ----------- -----------
  Total.................................... $13,612,948 $13,955,372 $11,052,863
                                            =========== =========== ===========

--------
(1) Legal expense for the years ended December 31, 1999 and 1998 includes nonrecurring charges of $80,150 and $265,710, respectively, related to the costs associated with completing the acquisition of Bailey in 1999 and the acquisitions of ComSouth and M&M in 1998.
(2) Other professional expense for the years ended December 31, 1999 and 1998 includes nonrecurring charges of $423,218 and $1,033,001, respectively, related to the costs associated with completing the acquisitions mentioned above.
(3) Other losses for the years ended December 31, 1999 and 1998 include nonrecurring charges of $591,266 and $677,209, respectively, for fixed assets disposed of due to the acquisitions mentioned above.

NOTE 11--NET INCOME PER SHARE

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Corporation adopted SFAS No. 128 as of December 31, 1997 and has restated EPS for all prior periods presented.

   Net income per share--basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share-- diluted is computed by dividing net income by the

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted average number of common shares outstanding.

   In accordance with SFAS No. 128, the calculation of net income per share-- basic and net income per share--diluted is presented below:

                                            1999         1998         1997
                                         -----------  -----------  -----------
Net income per share--basic computation
  Net income............................ $13,299,149  $10,211,280  $10,682,195
  Income available to common
   shareholders......................... $13,299,149  $10,211,280  $10,682,195
                                         ===========  ===========  ===========
  Weighted average common shares
   outstanding..........................   8,076,644    8,022,676    7,933,069
  Unallocated ESOP Shares...............     (59,736)     (62,910)     (63,257)
                                         -----------  -----------  -----------
  Weighted average common shares
   outstanding--basic...................   8,016,908    7,959,766    7,869,812
                                         -----------  -----------  -----------
  Net income per share--basic........... $      1.66  $      1.28  $      1.36
                                         ===========  ===========  ===========
Net income per share--diluted
 computation
  Income available to common
   shareholders......................... $13,299,149  $10,211,280  $10,682,195
                                         ===========  ===========  ===========
  Weighted average common shares
   outstanding--basic...................   8,016,908    7,959,766    7,869,812
  Incremental shares from assumed
   conversions:
  Stock Options.........................     268,538      325,494      386,050
                                         -----------  -----------  -----------
  Weighted average common shares
   outstanding--diluted.................   8,285,446    8,285,260    8,255,862
                                         -----------  -----------  -----------
  Net income per share--diluted......... $      1.61  $      1.23  $      1.29
                                         ===========  ===========  ===========

NOTE 12--EMPLOYEE BENEFIT PLANS

   The Corporation has an Employee Stock Ownership Plan ("ESOP") and a pre-tax savings plan ("401(k) Plan") which cover substantially all employees of the Corporation. Both ComSouth and M&M also had 401(k) plans which were terminated in 1998, and Bailey had a 401(k) plan which was terminated in 1999. Contributions to the ESOP, which are at the discretion of and determined annually by the Board of Directors, are not to exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. The 401(k) Plans allow for discretionary employer matching contributions and/or profit sharing contributions. For 1999, the Boards of Directors of each company approved a discretionary employer matching contribution and/or a profit sharing contribution to the 401(K) Plans. Total expenses of the ESOP and 401(k) Plans, including amounts contributed, which are included in employee benefits expense for the three years ended December 31, 1999, 1998, and 1997 were $1,033,977, $1,064,358 and $715,868, respectively.

   At various times, the ESOP has borrowed funds from the Bank and the Corporation and used the proceeds to purchase stock of the Corporation. At December 31, 1999, the ESOP owned 358,595 shares of Corporation stock of which 51,839 shares were pledged to secure loans outstanding. The remainder were allocated to individual accounts of participants. At December 31, 1999 and 1998, the principal balance outstanding on the loans was $913,375 and $1,095,000, respectively.

   In accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Corporation records compensation expense equal to the fair value of the shares released to

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES compensate employees. The Corporation reports the cost of unallocated shares as a reduction of stockholders' equity on the Consolidated Balance Sheets. As of December 31, 1999 and 1998, the historical cost of unallocated shares of $913,375 and $1,095,000, respectively were reflected as a reduction of stockholders' equity. Compensation expense related to the ESOP of $668,102, $644,116, and $409,532, respectively, has been included in employee benefits expense for the three years ended December 31, 1999, 1998, and 1997 as discussed above.

   During 1997, M&M terminated its noncontributory defined benefit pension plan and replaced it with a money purchase pension plan and trust which was terminated in 1998. A gain of $53,005 was recognized on the termination of the defined benefit plan in 1997. Plan expense for the money purchase pension plan was $96,976 in 1998 and $140,000 in 1997.

   Bailey sponsored a noncontributory defined benefit pension plan that covered substantially all of its employees. Pension benefits are based on salary and years of service. All employees are vested in the plan after five years of service. The actuarially determined pension benefits are based on the projected unit credit method. During 1999 and 1998, the Company's contributions to the plan satisfied minimum funding requirements. During 1999, the Company formally amended the pension plan to provide for its termination. Plan participants ceased to accrue additional pension benefits as of April 7, 1999. The portion of the projected benefit obligation based on future compensation levels beyond April 7, 1999 is $514,000. As a result, the Company recognized a curtailment gain of $514,000 as of March 16, 1999, the date of the pension plan amendment. The Company currently is seeking to obtain the appropriate regulatory approvals for termination of the pension plan.

   Based on the latest actuarial information available, the following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plan. Plan assets are stated ar a fair value and consist primarily of marketable equity securities, corporate indebtedness and U.S. Government indebtedness. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Change in Projected Benefit Obligation                      1999        1998
--------------------------------------                   ----------  ----------
Projected benefit obligation, January 1,................ $3,206,990  $3,237,389
  Service cost..........................................     43,668     175,210
  Interest cost.........................................    190,273     215,490
  Benefits paid.........................................   (579,961)   (106,001)
  Curtailment, of projected benefit obligation..........   (463,918)          0
  (Gain)/Loss...........................................     28,157    (315,098)
                                                         ----------  ----------
Projected benefit obligation, December 31,.............. $2,425,209  $3,206,990
                                                         ==========  ==========
Change in Plan Assets                                       1999        1998
---------------------                                    ----------  ----------
Fair value of plan assets, January 1,................... $3,676,012  $3,061,648
  Actual return on plan assets..........................     89,798     492,740
  Employer contributions................................         34      67,699
  Benefits paid.........................................   (579,961)   (106,001)
  Other, net............................................     43,304     159,926
                                                         ----------  ----------
Fair value of plan assets, December 31,................. $3,229,187  $3,676,012
                                                         ==========  ==========


                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

Net Amount Recognized                                          1999      1998
---------------------                                        --------  --------
Funded Status............................................... $803,978  $469,022
Unrecognized transition (asset) liability...................  (46,083)  (57,604)
Recognized prior service cost...............................        0   (50,733)
Unrecognized net gain.......................................  (86,211) (268,734)
                                                             --------  --------
Net amount recognized....................................... $671,684  $ 91,951
                                                             ========  ========

Reconciliation of Net Pension Asset (Liability)                1999      1998
-----------------------------------------------              --------  --------
Prepaid pension cost, January 1,............................ $ 91,951  $142,499
  Contributions.............................................       34    67,699
  Net periodic interest cost................................   66,166  (118,247)
  Curtailment of projected benefit obligation and
   unrecognized prior service cost..........................  513,533         0
                                                             --------  --------
Prepaid (accrued) pension cost, December 31,................ $671,684  $ 91,951
                                                             ========  ========

                                                               December 31,
                                                             ------------------
Weighted Average Assumptions                                   1999      1998
----------------------------                                 --------  --------
Weighted average assumed discount rate......................    7.50%     7.50%
Weighted average expected long-term rate of return on plan
 assets.....................................................    8.00%     8.00%
Assumed rate of annual compensation increases...............    5.00%     5.00%

   During 1996 and 1997, the Corporation adopted Salary Continuation Plans ("the Plans") which provide salary continuation benefits after retirement for certain officers. The Plans also provide for limited benefits in the event of early termination or disability while employed by the Corporation and full benefits to beneficiaries in the event of death of the officer. The officers vest in the benefits in periods up to eight years and in the event of a change in control of the Corporation as defined in the Plan, the officers become 100% vested in the total benefit immediately. During 1998, three officers of M&M became fully vested in their total benefit due to the change in control. The Corporation has purchased life insurance policies on these officers in order to fund the payments required by the Plan. Compensation expense related to the Salary Continuation Plans totaled $441,448, $584,364 and $114,272 for 1999, 1998 and 1997, respectively.

NOTE 13--STOCK OPTION PLANS

   During 1988, 1994 and 1996, the Corporation adopted stock option plans covering certain of its officers. Options granted under the 1988 and 1994 plans are fully vested. Options granted under the 1996 plan vest one-third each year on the anniversary date of the grant. The exercise period for options granted under the 1988 plan is ten years from each vesting date and the exercise period for options granted under the 1994 and 1996 plans is ten years from the date of grant. M&M adopted a stock option plan in 1997 covering certain of its officers and employees. The per share exercise price of options granted under the plan could not be less than fair market value on the date of the grant and the expiration date could not exceed ten years. Participants became vested in options granted based on years of service, and vesting was accelerated to 100% upon the change of control of the company. ComSouth also had stock option plans for certain officers, employees and non-employee directors. The options are exercisable after periods of six months to five years; and the options expire in periods of five to ten years; vesting was accelerated with the change in control of the company. During 1997 two officers of ComSouth were awarded options to purchase 13,500 shares each at $0.89 per share with the options vesting one fifth each year for five years beginning October 10, 1998 and immediate vesting with the change in control. Since these options were granted at a price less than fair market value, the difference between the fair market value at the date of grant and the exercise price was recognized as additional compensation during 1997 and 1998. The amounts included in compensation expense were $537,920 in 1998 and $28,000 in 1997.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

   Activity under the plans is summarized below:

                                     1999                        1998                       1997
                          --------------------------- --------------------------- --------------------------
                                     Weighted-Average            Weighted-Average           Weighted-Average
                           Shares     Exercise Price   Shares     Exercise Price   Shares    Exercise Price
                          ---------  ---------------- ---------  ---------------- --------  ----------------
Outstanding at beginning
 of year................    548,856       $11.50        624,223      $  9.43       540,323       $ 7.45
Granted.................         --           --         45,380        34.67       127,162        16.87
Exercised...............   (107,437)       (8.55)      (112,799)       (8.57)      (42,763)       (6.51)
Expired or cancelled....    (26,915)       (6.72)        (7,948)      (22.76)         (499)       (9.67)
                          ---------       ------      ---------      -------      --------       ------
Outstanding at end of
 year...................    414,504       $10.02        548,856      $ 11.50       624,223       $ 9.43
                          =========       ======      =========      =======      ========       ======
Options exercisable at
 end of year............    406,098       $10.02        499,527      $  9.11       441,555       $ 7.45
Weighted-average fair
 value of options
 granted during the
 year...................  $      --                   $   20.63                   $  12.49

   At December 31, 1999, 406,098 optioned shares were exercisable at prices between $0.89 and $39.00 per share for a total of $4,067,841. When options are exercised, the exercise price is recorded as an addition to common stock (including any tax benefit, if applicable). With the exception of the ComSouth stock options above, no income or expense has been recognized in connection with the exercise of these stock options. The following table summarizes information about stock options outstanding at December 31, 1999.

                            Options Outstanding                      Options Exercisable
              ------------------------------------------------ -------------------------------
  Range of        Number     Weighted-Average                      Number
  Exercise     Outstanding      Remaining     Weighted-Average  Exercisable   Weighted-Average
   Prices     at December 31 Contractual Life  Exercise Price  at December 31  Exercise Price
  --------    -------------- ---------------- ---------------- -------------- ----------------
$  0.89-5.92     125,443        2.3 Years          $ 4.21         125,443          $ 4.21
$ 6.87-15.33     251,995        5.1 Years           10.10         251,995           10.10
$22.00-39.00      37,066        8.1 Years           34.08          28,660           34.75

   In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides for a fair value approach to recording stock-based compensation. The Statement also allows an entity to continue to apply APB Opinion No. 25 for measurement of stock-based compensation. The Corporation adopted SFAS No. 123 on January 1, 1996, and will continue to apply the measurement principles of APB Opinion No. 25 to its stock option plans. The Corporation has elected to provide SFAS No. 123 disclosures as if the Corporation had adopted the fair value approach to recording stock-based compensation in 1999, 1998 and 1997 as indicated below:

                                     As Reported                         Pro Forma
                         ----------------------------------- ----------------------------------
                            1999        1998        1997        1999        1998       1997
                         ----------- ----------- ----------- ----------- ---------- -----------
Net income.............. $13,299,149 $10,211,280 $10,682,195 $13,178,501 $9,507,421 $10,500,653
Net income per share--
 basic.................. $      1.66 $      1.28 $      1.36 $      1.64 $     1.19 $      1.33
Net income per share--
 diluted................ $      1.61 $      1.23 $      1.29 $      1.59 $     1.15 $      1.27

   In determining the pro forma amounts above, the fair value of options granted was estimated on the date of grant using the Black-Scholes Option Pricing Model using the following assumptions for options granted in 1998 and 1997: a risk-free interest rate of 5.53% and 6.45%, a dividend yield of 1.50% and 1.53%, an expected

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES life of 10 years and 8.56 years, and a volatility ratio of 43% and 16%, respectively. The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts.

NOTE 14--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized (See Note 15).

   Many of the Corporation's financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Further, the Corporation's general practice is to hold its financial instruments to maturity and not to engage in trading activities. Therefore, significant estimates and present value calculations were used by the Corporation for the purpose of this disclosure. Such estimates involve judgments as to economic conditions, risk characteristics, and future expected loss experience of various financial instruments and other factors that cannot be determined with precision. The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998.

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

   Commitments to extend credit: For certain categories of commitments, such as credit card lines and variable rate lines of credit, a reasonable estimate of fair value would be nominal because the Corporation has the ability to reprice the commitment as interest rate shifts occur. The fair value of other types of commitments to extend credit is estimated by discounting the potential future cash flows using the current rate at which

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES similar commitments would be made to borrowers with similar credit ratings. As the discount rates are based on current loan rates as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale.

   Standby letters of credit: The fair value of standby letters of credit are generally based upon fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties' credit standing. A reasonable estimate of fair value would be nominal.

   Interest rate contracts: The fair values of interest rate contracts are based on quoted markets prices or dealer quotes.

   The estimated fair values (in thousands) of the Corporation's financial instruments at December 31 are as follows:

                                              1999                1998
                                       ------------------- -------------------
                                       Carrying Estimated  Carrying Estimated
                                        Amount  Fair Value  Amount  Fair Value
                                       -------- ---------- -------- ----------
Financial Assets:
 Cash and short-term investments...... $ 38,695  $ 38,695  $ 63,080  $ 63,080
 Investment securities................  262,575   262,581   269,236   270,072
 Loans................................  852,571   840,696   801,344   808,622
Financial Liabilities:
 Deposits.............................  966,657   947,374   968,340   969,930
 Short-term borrowings................   44,703    44,703    63,822    63,822
 Long-term debt and subordinated
  notes...............................   96,200    97,105    53,187    54,903
                                              1999                1998
                                       ------------------- -------------------
                                       Notional Estimated  Notional Estimated
                                        Amount  Fair Value  Amount  Fair Value
                                       -------- ---------- -------- ----------
Off-Balance Sheet Financial
 Instruments:
 Commitments to extend credit......... $243,787  $243,054  $217,747  $217,800
 Standby letters of credit............    3,751     3,751     7,845     7,845
 Interest rate contracts..............        0         0    25,000        42

NOTE 15--COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES clauses and may require payment of a fee. Generally, the Corporation does not charge a fee to customers to extend a commitment. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments on mortgage loans to be held for sale are generally 45 to 60 days in duration. Commitments to sell are made at prices comparable to the prices charged to customers to originate loans and are generally contingent on the closing of the loan(s).

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

   The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional value of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation requires collateral or other security to support certain financial instruments with credit risk. The notional and estimated fair value of these financial instruments at December 31, 1999 and 1998 are presented in Note 14.

   The Corporation may utilize financial instruments such as interest rate contracts to transfer, modify, or reduce its interest rate risk exposure. In an interest rate cap or floor contract, the Corporation pays a premium at the initiation of the contract for the right to receive payments if market interest rates are greater than the strike rate of a cap or less than the strike rate of a floor during a period of the contract. The Corporation's liability is limited to the premium paid for the contract. During 1996, the Corporation purchased an interest rate floor contract with a notional value of $25 million and a three-year term. The floor index of the contract is equal to three-month Libor and has a strike rate of 5.25%. The Corporation paid $102,500 for the contract. The contract expired in September 1999. The notional and estimated fair value of this interest rate contract at December 31, 1998 is presented in Note 14.

NOTE 16--REGULATORY MATTERS

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

   Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets as defined in the regulations. Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 1999, the Corporation and the Bank were well capitalized under this regulatory framework. To be categorized as well-capitalized, each entity must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 1999 that management believes have changed either the Corporation's or the Bank's capital classifications.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

   The Corporation's and the Bank's actual capital amount and ratios are also presented in the table. (Dollars in thousands)

                                                         To Be Well Capitalized
                                           For Capital        Under Prompt
                                            Adequacy           Corrective
                              Actual        Purposes        Action Provisions
                          --------------  -------------  -----------------------
                           Amount  Ratio  Amount  Ratio     Amount      Ratio
                          -------- -----  ------- -----  ------------ ----------
As of December 31, 1999:
Total Capital
 (to Risk-Weighted
  Assets)
  Anchor Financial
   Corporation..........  $115,114 12.52% $73,527 8.00%  $     91,909      10.00%
  The Anchor Bank.......   108,421 11.84   73,256 8.00         91,570      10.00
Tier 1 Capital
 (to Risk-Weighted
  Assets)
  Anchor Financial
   Corporation..........    95,190 10.36   36,764 4.00         55,146       6.00
  The Anchor Bank.......    93,997 10.27   36,628 4.00         54,942       6.00
Tier 1 Capital
 (to Average Assets)
  Anchor Financial
   Corporation..........    95,190  7.76   49,083 4.00         61,353       5.00
  The Anchor Bank.......    93,997  7.70   48,853 4.00         61,066       5.00
As of December 31, 1998:
Total Capital
 (to Risk-Weighted
  Assets)
  Anchor Financial
   Corporation..........   103,597 12.07   68,682 8.00         85,852      10.00
  The Anchor Bank.......    99,639 11.63   68,568 8.00         85,711      10.00
Tier 1 Capital
 (to Risk-Weighted
  Assets)
  Anchor Financial
   Corporation..........    85,300  9.94   34,341 4.00         51,511       6.00
  The Anchor Bank.......    85,593  9.99   34,284 4.00         51,426       6.00
Tier 1 Capital
 (to Average Assets)
  Anchor Financial
   Corporation..........    85,300  7.24   47,134 4.00         58,918       5.00
  The Anchor Bank.......    85,593  7.31   46,867 4.00         58,583       5.00

NOTE 17--ANCHOR FINANCIAL CORPORATION (PARENT COMPANY ONLY)

The Parent's principal assets are its investments in the Bank, and the principal source of income for the Parent is dividends from the Bank. Certain regulatory and legal requirements restrict payment of dividends and lending of funds between the Bank and the Parent. The Parent's financial statements have been restated for all periods presented to reflect the mergers with Bailey, ComSouth, and M&M which were accounted for as poolings of interest.


   The Parent's condensed balance sheets at December 31, 1999 and 1998, and condensed statements of income and of cash flows for each of the three years in the period ended December 31, 1999 are presented below.

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                                                             December 31,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
Balance Sheet Data
Assets:
  Cash and cash equivalents........................... $     30,168 $    669,196
  Repurchase agreements...............................    1,537,617    1,894,695
  Investment in bank subsidiaries.....................   88,503,513   87,747,166
  Investment in bank subsidiary subordinated notes....    4,500,000    4,500,000
  Investment in other subsidiaries....................       94,429       92,354
  Investment in unconsolidated subsidiaries...........            0    3,050,135
  Loans...............................................      913,375    1,095,000
  Other assets........................................    7,576,381    1,055,248
                                                       ------------ ------------
Total assets.......................................... $103,155,483 $100,103,794
                                                       ============ ============
Liabilities and Stockholders' Equity:
  Subordinated notes..................................   11,000,000   11,000,000
  Other liabilities...................................    1,382,639      102,099
                                                       ------------ ------------
Total liabilities.....................................   12,382,639   11,102,099
 Stockholders' equity.................................   90,772,844   89,001,695
                                                       ------------ ------------
Total liabilities and stockholders'equity............. $103,155,483 $100,103,794
                                                       ============ ============

                                             Years ended December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
Income Statement Data
Income:
  Dividend income from bank
   subsidiaries........................ $ 6,680,000  $ 7,665,000  $ 3,551,580
  Dividend income from other
   subsidiaries........................           0       20,000            0
  Interest income from subsidiaries....     516,910      550,855      106,911
  Management fees from subsidiaries....           0      752,527    1,019,265
  Interest and fees on loans...........           0            0      435,185
  Other income.........................      44,588       43,941       45,101
                                        -----------  -----------  -----------
Total income...........................   7,241,498    9,032,323    5,158,042
Expense:
  Interest on notes payable............      20,754      251,083      377,008
  Interest on subordinated notes.......     930,946      931,224      931,225
  Salaries and employee benefits.......           0      427,753      752,165
  Other expense........................   1,178,862    2,129,297    1,381,076
                                        -----------  -----------  -----------
Total expense..........................   2,130,562    3,739,357    3,441,474
                                        -----------  -----------  -----------
Income before equity in undistributed
 earnings of subsidiaries and taxes....   5,167,039    5,292,966    1,716,568
Equity in undistributed earnings of
 subsidiaries..........................   7,720,913    4,241,792    8,353,908
Equity in net income of unconsolidated
 subsidiaries..........................      56,103      242,324       14,888
                                        -----------  -----------  -----------
Income before taxes....................  12,887,952    9,777,082   10,085,364
Income tax benefit.....................    (411,197)    (434,198)    (596,831)
                                        -----------  -----------  -----------
Net income............................. $13,299,149  $10,211,280  $10,682,195
                                        ===========  ===========  ===========

                 ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES

                                               Years ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Cash Flows Data
Cash flows from operating activities:
 Net income.............................  $13,299,149  $10,211,280  $10,682,195
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Equity in undistributed earnings of
    subsidiaries........................   (7,720,913)  (4,241,792)  (8,353,908)
   Equity in net income of
    unconsolidated subsidiaries.........      (56,103)    (242,324)     (14,888)
   Depreciation and amortization........       47,230       40,717       78,635
   Gains on sales of premises and
    equipment...........................            0          973            0
   Change in other assets...............      120,631      681,882      (65,384)
   Change in other liabilities..........      (14,417)    (230,913)     116,215
                                          -----------  -----------  -----------
     Net cash provided by operating
      activities........................    5,675,577    6,219,823    2,442,865
                                          -----------  -----------  -----------
Cash flows from investing activities:
 Investment in bank repurchase
  agreement.............................      357,078    1,384,295   (1,276,911)
 Change in loans........................      181,625     (568,375)     106,625
 Capital expenditures...................            0      566,179      (30,570)
 Other, net.............................     (558,239)    (762,857)     330,998
                                          -----------  -----------  -----------
     Net cash (used for) provided by
      investing activities..............      (19,536)     619,242     (869,858)
                                          -----------  -----------  -----------
Cash flows from financing activities:
 Net change in notes payable............            0   (4,489,167)    (210,833)
 Proceeds from issuance of common stock
  pursuant to:
   Stock Option Plan....................      304,183      350,957      278,352
   Dividend Reinvestment Plan...........            0      295,067      191,571
 Fractional shares paid.................         (163)     (15,718)      (2,649)
 Purchase common stock..................     (478,570)           0            0
 Cash dividends paid....................   (4,393,648)  (2,839,521)  (2,123,300)
 Other..................................   (1,726,871)           0            0
                                          -----------  -----------  -----------
     Net cash (used for) provided by
      financing activities..............   (6,295,069)  (6,698,382)  (1,866,859)
                                          -----------  -----------  -----------
Net change in cash and cash
 equivalents............................     (639,028)     140,683     (293,852)
                                          -----------  -----------  -----------
Cash and cash equivalents at January 1..      669,196      528,513      822,365
                                          -----------  -----------  -----------
Cash and cash equivalents at December
 31.....................................  $    30,168  $   669,196  $   528,513
                                          ===========  ===========  ===========

   The Parent paid interest of $925,875, $1,197,613, and $1,308,233 in 1999,
1998, and 1997, respectively.

NOTE 18--QUARTERLY OPERATING RESULTS

   The following is a summary of the unaudited condensed consolidated quarterly operating results of the Corporation for the years ended December 31, 1999 and 1998: (Dollars in thousands except per share data)

                                           1999 Quarter ended                          1998 Quarter ended
                               ------------------------------------------- -------------------------------------------
                                Dec. 31    Sept. 30   June 30    March 31   Dec. 31    Sept. 30   June 30    March 31
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Interest income..............  $   23,914 $   23,353 $   22,741 $   22,215 $   22,687 $   23,876 $   23,448 $   22,285
Interest expense.............      10,796      9,890      9,390      9,278     10,022     10,939     10,845     10,496
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net interest income..........      13,118     13,463     13,351     12,938     12,665     12,937     12,603     11,789
Provision for loan losses....       1,200        376        426        425        235      1,514        534        639
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net interest income after
 provision for loan losses...      11,918     13,087     12,925     12,513     12,430     11,423     12,069     11,150
Gains on sale of
 investment securities, net..           0          9         11         63         92         77         85         21
Noninterest income...........       3,394      2,924      2,996      2,919      3,012      2,850      2,866      2,848
Noninterest expense..........      10,800     10,010     11,426      9,825     10,714     12,836      9,657      9,301
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income before income taxes...       4,512      6,010      4,506      5,670      4,820      1,514      5,363      4,718
Provision for income taxes...       1,545      2,078      1,772      2,004      1,658      1,040      1,895      1,590
                               ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net income...................  $    2,967 $    3,932 $    2,734 $    3,666 $    3,162 $      474 $    3,468 $    3,128
                               ========== ========== ========== ========== ========== ========== ========== ==========
Net income per share--basic..  $     0.37 $     0.49 $     0.34 $     0.46 $     0.40 $     0.06 $     0.44 $     0.39
Net income per share--
 diluted.....................        0.36       0.48       0.33       0.44       0.38       0.06       0.42       0.38
Weighted average shares
 outstanding--basic..........   8,029,799  8,000,461  7,998,382  8,039,276  7,982,544  7,963,715  7,953,895  7,938,427
Weighted average shares
 outstanding--diluted........   8,274,428  8,273,749  8,274,929  8,319,098  8,313,401  8,328,509  8,257,600  8,240,296

NOTE 19--SUBSEQUENT EVENTS

   On January 10, 2000, Carolina First and Anchor Financial Corporation announced the signing of a definitive agreement under which Anchor will merge with Carolina First. The resulting holding company will be called The South Financial Group. The merger agreement provides that Anchor shareholders will receive 2.1750 shares of Carolina First common stock for each Anchor share. Carolina First will record the acquisition, which is expected to close in the second quarter of 2000, under the pooling-of-interests method of accounting. The transaction is subject to customary regulatory approvals and the shareholder approval of both companies.

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   To the knowledge of management of the Corporation, as of March 1, 2000, no stockholder owned beneficially more than 5% of the Corporation's outstanding common stock. The following table shows the shares of the Corporation's common stock owned beneficially by each director and executive officer and directors and executive officers of the Corporation as a group as of March 1, 2000.

                                                  Number of      Percentage of
                                                    Shares        Outstanding
                                                 Beneficially      Shares of
Shareholder                                         Owned       Common Stock(1)
-----------                                      ------------   ---------------
C. Jason Ammons, Jr............................     36,788            0.55%
Howell V. Bellamy, Jr..........................     14,719(2)         0.17%
W. Cecil Brandon, Jr...........................     32,508(3)         0.38%
James E. Burroughs.............................      2,860(4)         0.03%
Mason R. Chrisman..............................     40,637(5)         0.48%
Stephen L. Chryst..............................    152,731(6)         1.80%
Robert E. Coffee, Jr...........................     81,537(7)         0.96%
Robin H. Dial..................................      3,772(8)         0.04%
Chester A. Duke................................     19,868(9)         0.23%
Robert R. DuRant, III..........................     70,636(10)        0.83%
J. Bryan Floyd.................................     63,016(11)        0.74%
Tommy E. Looper................................     90,293(12)        1.06%
Charles B. McElveen............................      9,428            0.11%
W. Gairy Nichols, III..........................     47,749(13)        0.56%
Ruppert L. Piver...............................     17,205            0.20%
Thomas J. Rogers...............................     28,839(14)        0.34%
John C. B. Smith...............................     40,876(15)        0.48%
Albert A. Springs, III.........................     41,783            0.49%
J. Roddy Swaim.................................     29,496(16)        0.35%
Arthur P. Swanson..............................     34,165(17)        0.40%
Harry A. Thomas................................     48,235(18)        0.57%
All directors and executive officers as a group
 (21 persons)..................................    907,141           10.79%

--------
 (1) The calculation is based on 8,107,509 shares of outstanding common stock and 391,616 shares of common stock that can be acquired within 60 days upon the exercise of stock options. Five members of the Board of Directors, as trustees, also have voting power as to 51,839 (0.61%) unallocated shares owned by The Anchor Bank Employee Stock Ownership Plan.
 (2) This includes 103 shares owned by Mr. Bellamy's spouse.
 (3) This includes 1,382 shares owned by Mr. Brandon's spouse.
 (4) This includes 2,529 shares owned by Windjammer Village, of which Mr. Burroughs is the president.
 (5) This includes 1,767 shares of common stock issuable to Mr. Chrisman under the Corporation's stock option plans and 2,674 shares owned by Mr. Chrisman's spouse.
 (6) This includes 35,411 shares owned by Mr. Chryst through the Employee Stock Ownership Plan, 80,480 shares of common stock issuable to Mr. Chryst under the Corporation's stock option plans, 3,121 shares owned by Mr. Chryst's spouse, and 815 shares that Mr. Chryst's spouse holds as custodian for the benefit of his children.
 (7) This includes 3,801 shares owned by Mr. Coffee through the Employee Stock Ownership Plan, 33,600 shares of common stock issuable to Mr. Coffee under the Corporation's stock option plans, 16,011 shares owned by Mr. Coffee's spouse, and 881 shares owned by Mr. Coffee's child.
 (8) This includes 1,045 shares of common stock issuable to Mr. Dial under the Corporation's stock option plans.

 (9) This includes 458 shares owned by Mr. Duke through the Employee Stock Ownership Plan, 11,745 shares of common stock issuable to Mr. Duke under the Corporation's stock option plans, and 3 shares owned by Mr. Duke's spouse.
(10) This includes 12,475 shares owned by Mr. DuRant through the Employee Stock Ownership Plan, 46,900 shares of common stock issuable to Mr. DuRant under the Corporation's stock option plans, and 33 shares owned by Mr. DuRant's spouse.
(11) This includes 517 shares owned by Mr. Floyd's spouse and 1,484 shares he holds as custodian for the benefit of his grandchildren.
(12) This includes 21,430 shares owned by Mr. Looper through the Employee Stock Ownership Plan, 40,500 shares of common stock issuable to Mr. Looper under the Corporation's stock option plans, 2,007 shares owned by Mr. Looper's spouse, and 158 shares that Mr. Looper holds as custodian for the benefit of his child.
(13) This includes 2,853 shares owned by Mr. Nichols' spouse and 1,908 shares that Mr. Nichols holds as custodian for the benefit of his children.
(14) This includes 3,012 shares owned by Mr. Rogers' spouse.
(15) This includes 3,120 shares of common stock issuable to Mr. Smith under the Corporation's stock option plans, 3,557 shares owned by his spouse and 4,036 shares owned by his children.
(16) This includes 5,262 shares owned by Mr. Swaim's spouse.
(17) This includes 80 shares owned by Mr. Swanson through the Employee Stock Ownership Plan and 20,925 shares of common stock issuable to Mr. Swanson under the Corporation's stock option plans.
(18) This includes 1,034 shares owned by Mr. Thomas' spouse and 382 shares owned by his child.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Under the securities laws of the United States, the Corporation's directors, its executive officers, and any persons holding more than ten percent of the Corporation's common stock are required to report their ownership of the Corporation's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Corporation is required to report in this Proxy Statement any failure by such persons to file by these dates during 1999. To the best of the Corporation's knowledge, its directors and officers satisfied these filing requirements in 1999, except the following instances. In May 1999, a Form 4 was filed late by Charles B. McElveen reporting seven transactions for 1999. In October 1999, a Form 4 was filed by W. Cecil Brandon, Jr., reporting three transactions for 1998 and one transaction for 1999. In March 1999, a Form 4 was filed by Chester A. Duke reporting one transaction for 1998 and in December 1999, a Form 5 was filed reporting one transaction in 1999. In December 1999, James E. Burroughs filed a Form 5 reporting nine transactions in 1996, twelve transactions for 1997, twelve transactions for 1998 and ten transactions for 1999. In December 1999, a Form 5 was filed by Mr. Floyd reporting two transactions for 1998.

           INFORMATION REGARDING THE DIRECTORS AND EXECUTIVE OFFICERS

   The persons listed are current directors and executive officers of the Corporation elected to serve until the year their term will expire.

                              Served as   Year
                              Director  Term will      Principal Occupation
           Name           Age   Since    Expire        for Past Five Years
           ----           --- --------- ---------      --------------------
 C. Jason Ammons, Jr.....  54   1987      2002    Real Estate Investor
 Howell V. Bellamy, Jr...  63   1989      2000    Chairman of the Board--
                                                  Bellamy, Rutenberg,
                                                   Copeland, Epps, Gravely and
                                                  Bowers, P.A.  (Attorney)
 W. Cecil Brandon, Jr....  70   1974      2000    Chairman of the Board--
                                                  Brandon Advertising &
                                                   Sales Co., Inc.
 James E. Burroughs......  53   1989      2001    Chairman of the Board--
                                                  Burroughs & Chapin
                                                   Company
 Mason R. Chrisman.......  62   1998      2002    Chairman--Harbor Equities
 Stephen L. Chryst.......  54   1978      2001    Chairman of the Board,
                                                  President and Chief
                                                   Executive Officer of the
                                                  Corporation
 Robert E. Coffee, Jr....  52     NA        NA    Executive Vice President and
                                                  Chief Administrative
                                                   Officer--The Anchor Bank
 Robin H. Dial...........  54   1998      2002    Partner--DDMS Real Estate
 Chester A. Duke.........  60   1998      2001    Vice Chairman--The Anchor
                                                  Bank
 Robert R. Durant, III...  54     NA        NA    Executive Vice President and
                                                  Chief Credit Officer
                                                   --The Anchor Bank
 J. Bryan Floyd..........  64   1994      2001    Owner and Operator, Hoskins
                                                  Restaurant;
                                                   President, Caro-Stand
                                                  Corporation d/b/a Bay
                                                   Tree Golf Plantation
 Tommy E. Looper.........  52   1993      2002    Executive Vice President,
                                                  Chief Financial Officer,
                                                   and Secretary of the
                                                  Corporation
 Charles B. McElveen.....  51   1998      2000    Co-Owner--Swamp Fox Timber
                                                  Co.
 W. Gairy Nichols, III...  48   1987      2002    Owner--Dunes Realty, Inc.
 Ruppert L. Piver........  60   1994      2001    Retired--U. S. Postal Service
 Thomas J. Rogers........  63   1974      2002    President--Grand Strand
                                                  Broadcasting Corporation
 John C. B. Smith, Jr....  55   1998      2001    Owner--John C. B. Smith, Jr.
                                                  Real Estate;
                                                   Attorney--Nexsen Pruet,
                                                  Jacobes, Pollard
 Albert A. Springs, III..  60   1974      2001    Owner--H. B. Springs Company
                                                  (Insurance)
 J. Roddy Swaim..........  54   1987      2000    Owner--Dunes Realty, Inc.
                                                  Executive Vice President--The
 Arthur P. Swanson ......  48   1998      2000    Anchor Bank
                                                  President--Thomas Real Estate
 Harry A. Thomas ........  50   1994      2000    Company

--------
NA Executive officer that is not a member of the Board of Directors.

Director Compensation

   Directors of the Corporation who are also members of the Board of Directors of The Anchor Bank (the "Bank") receive $250 per quarter and $1,000 per special Board meeting (not held on a regularly scheduled meeting date) attended for their services to the Corporation. In addition, these directors earn fees for their services on the Bank Board. Directors of the Corporation who are not members of the Board of Directors of the Bank receive $250 per quarter and $1,000 per regular or special Board meeting attended for their services to the Corporation. All committee members receive $300 for each committee meeting attended and payment for one excused absence, if applicable.

                   CERTAIN RELATIONS AND RELATED TRANSACTIONS

   The Corporation has had in the past, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and do not involve more than normal risks of collectibility or present other unfavorable features.

   Albert A. Springs, III, director of the Corporation, is the owner of H.B. Springs Company, an insurance agency. During 1999, the Corporation and its subsidiaries purchased insurance through this company. The premiums paid for such insurance are considered reasonable in relation to those premiums that would have been paid to a third party. Howell V. Bellamy, Jr., director of the Corporation, is the Chairman of the Board of the law firm of Bellamy, Rutenberg, Copeland, Epps, Gravely and Bowers, P.A. The law firm rendered legal services to the Corporation and its subsidiaries during 1999. The fees paid for these legal services are considered reasonable in relation to those fees that would have been paid to a third party. Ruppert L. Piver, director of the Corporation, leases land to The Anchor Bank on which its Hampstead, North Carolina office is located. The lease expires on December 31, 2002, but the Bank has the option to extend the lease for two additional ten-year periods. The current rental rate is approximately $3,600 annually. The Corporation made payments of approximately $3,600 in 1999. Management believes that the terms of the lease are as favorable as would have been obtainable from a third party.

   Other than these transactions, there were no material transactions with any directors, officers, principal shareholders and their associates during 1999.

                             EXECUTIVE COMPENSATION

Compensation Committee Report of Executive Compensation

   The Compensation Committee's executive compensation philosophy (which includes the Chief Executive Officer) is to provide competitive levels of compensation, integrate management's pay with the achievement of the Corporation's annual and long-term performance goals, recognize individual initiative and achievement, and assist the Corporation in attracting and retaining qualified management. Management compensation is intended to be set at levels that the Compensation Committee believes is consistent with others in the Corporation's industry and also considers general economic conditions and other external factors.

   Base salaries for executive management are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within the financial services industry. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Corporation, the performance of the executive, and any increased responsibilities assumed by the executive.

   Compensation paid during 1999 to executive officers consisted of base salary, bonus, matching contributions paid to the Corporation's 401(k) Plan, and ESOP contributions. Payments to the Corporation's 401(k) Plan and ESOP are made to all employees on a non-discriminatory basis. The Corporation adopted Salary Continuation Agreements for its executive officers in 1996.

   The Corporation has an existing executive management incentive bonus program, which is administered by the Compensation Committee. The amounts, which are awarded annually, are determined based upon a combination of the level of achievement by the Corporation of its strategic and operating goals and the level of achievement of individual objectives by participants.

   During 1999, in addition to the successful completion of another significant merger and the integration of the banks merged in 1998, the Corporation achieved a return on average assets of 1.21% and a return on average stockholders' equity of 15.83% excluding nonrecurring charges associated with the merger completed during the year. Also during 1999, the Corporation's total assets reached $1.2 billion.

   It is the philosophy of the Compensation Committee that corporate performance is reviewed annually and that stock options and other equity compensation should be awarded to key employees who have contributed to the Corporation's success. This provides an increased incentive for key employees to contribute to the future success and prosperity of the Corporation, thus enhancing the value of the Corporation's common stock for the benefit of the Corporation's stockholders. This philosophy will increase the ability of the Corporation to attract and retain individuals of exceptional skill upon whom, in large measure, the Corporation's sustained progress, growth and profitability will depend.

   The Corporation adopted a Non-Qualified Stock Option Plan during 1988 covering certain of its officers. Options granted under this plan vested at 25% per year. The exercise period for options granted under this plan is ten years from each vesting date. During the year ended December 31, 1988, participating officers, including certain executive officers, received options to purchase an aggregate of 165,588 common shares at an average option price of $5.92 per share. All shares were vested at December 31, 1999. The Corporation adopted the Anchor Financial Corporation, The Anchor Bank and The Anchor Bank of North Carolina Incentive Stock Option Plan of 1994 during 1994 covering certain of its officers. Options granted under this plan vest on a cumulative basis for one-third of the shares on each of the first three anniversaries of the grant. During the year ended December 31, 1995, participating officers, including certain executive officers, received options to purchase an aggregate of 225,000 common shares at an average option price of $9.67 per share. Under this plan, all of these shares were vested at December 31, 1999. The exercise period for options granted under this plan is ten years from the grant date. Both of the companies that were merged in 1998 had stock option plans and options outstanding under those plans were converted to options to purchase shares of the Corporation. At December 31, 1999, Messrs. Chryst, Coffee, Duke, DuRant and Looper had options to purchase 80,480, 33,600, 11,745, 46,900 and 40,500 common shares, respectively, at an average price of $8.86 per share.

   The Corporation has adopted certain broad-based employee benefit plans including retirement and life insurance plans in which executive officers participate. The value of these items is set forth in the Executive Compensation Table under "All Other Compensation." Executive officers also may have received perquisites in connection with their employment not described in any of the tables in this statement. Such perquisites totaled less than 10% of their cash compensation in 1999. The foregoing benefits and compensation generally are not directly or indirectly tied to the Corporation's performance.

   During the latter part of 1998, subsequent to the two mergers completed in that year, salaries of the executive officers were adjusted to reflect the added responsibility of their positions relative to the new size of the Corporation, and Messrs. Coffee, Duke, DuRant and Looper received increases of 21.6%, 25.9%, 23.3% and 38.4%, respectively. Since this action was taken in the latter part of 1998, there were no increases given during 1999. Messrs. Coffee, Duke, DuRant, and Looper were awarded a bonus of 25%, 25%, 25% and 62.9% of their base salaries paid for the year 1999, respectively.

   Mr. Stephen L. Chryst has been Chief Executive Officer of the Corporation since 1982. Mr. Chryst's 1999 compensation consisted of base salary, cash bonus, certain perquisites (which did not exceed 10% of his base salary and bonus) and the various forms of other compensation described in the preceding paragraphs. During the latter part of 1998, upon the completion of the two mergers, the Compensation Committee reviewed the salaries of the executive officers and increased the base salary of Mr. Chryst to $465,000. The level of base salary was based in part on compensation levels of chief executive officers of comparable companies and the total assets of the Corporation. Since this action was taken during the latter part of 1998, Mr. Chryst did not receive an increase in base pay during 1999. Mr. Chryst's cash bonus was determined principally by the achievement of certain performance goals on a predetermined scale set by the Compensation Committee which include goals for return on average assets, return on average stockholders equity and asset growth rate. These performance achievements resulted in a cash bonus to Mr. Chryst of $386,135 or 83% of his annual salary amount. The Compensation Committee believes that the Corporation's strong performance during 1999 and the completion of another merger and the integration of the banks merged in 1998 were directly related to Mr. Chryst's leadership and that all compensation paid to him was warranted.

   Periodically, independent compensation consultants are engaged to review the total compensation of all members of executive management as compared with peers with comparable responsibilities in other companies. Results of the study are reported to the Compensation Committee.

                                          Compensation Committee

                                          J. Bryan Floyd
                                          Thomas J. Rogers
                                          Albert A. Springs, III
                                          J. Roddy Swaim
                                          Zeb M. Thomas, Sr.

Executive Compensation Table

   The following table discloses compensation for services in all capacities for the three years ended December 31, 1999, which was paid by the Corporation to those executive officers whose total annual salary and bonus exceeded $100,000.

                          EXECUTIVE COMPENSATION TABLE

                                       Annual        Long-Term
                                   Compensation(1)  Compensation
                                  ----------------- ------------
                                                     Securities
                                                     Underlying     All Other
Name and Principal Position  Year  Salary   Bonus    Options(#)  Compensation(2)
---------------------------  ---- -------- -------- ------------ ---------------
Stephen L. Chryst..........  1999 $465,000 $386,135         0        $42,111
  Chairman, President and
   Chief                     1998  377,000  217,755         0         36,293
  Executive Officer          1997  300,000  163,000         0         30,390
Robert E. Coffee, Jr.......  1999 $163,000 $ 40,750         0        $23,785
  Executive Vice President
   and Chief                 1998  143,667   39,114         0         20,809
  Administrative Officer--
   The Anchor Bank           1997  120,000   38,900         0         19,803
Chester A. Duke............  1999 $185,000 $ 46,250         0        $29,847
  Vice-Chairman of the
   Board                     1998  158,692   22,300         0         28,076
  --The Anchor Bank          1997  140,000        0    11,745         37,043
Robert R. DuRant, III......  1999 $185,000 $ 46,250         0        $19,372
  Executive Vice President
   and                       1998  161,667   40,039         0         16,101
  Chief Credit Officer--The
   Anchor Bank               1997  135,000   52,900         0         13,254
Tommy E. Looper............  1999 $238,000 $149,727         0        $29,524
  Executive Vice President
   and                       1998  194,000  112,054         0         25,101
  Chief Financial Officer    1997  155,000   84,216         0         23,021

--------
(1) The aggregate amount of perquisites and other personal benefits not reported above during 1999 for any individual named above did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported above for such named executive officer.
(2) The amounts disclosed in this column include:

  (a) The Corporation adopted an Employee Stock Ownership Plan ("ESOP") effective January 1, 1982 covering all employees with at least one-year of continuous service. The ESOP is administered by eight members of the Board of Directors of the Corporation. Contributions to the ESOP, which are discretionary with the Board of Directors, are used to purchase shares of the Corporation's stock. The shares are held in trust for each employee until retirement, death, or break in service. Each participant is allocated a portion of the contribution in proportion to his compensation up to $160,000 relative to the aggregate compensation of all participants. Participants employed less than seven years will be less than 100% vested in their account in the ESOP. Benefits are distributed in the form of shares of the Corporation's stock. For the year 1999, the Corporation's contribution to the ESOP was $399,780, including contributions of $4,509, $4,509, $4,509, $4,509 and $4,509 for Messrs. Chryst, Coffee, Duke, DuRant, and Looper, respectively.
  (b) The Corporation adopted a pre-tax savings plan ("401(k) Plan") effective June 1, 1991 covering all employees with at least three-months of continuous service. Under the 401(k) Plan, employees are eligible to contribute up to 15% of compensation up to the statutory limit. The 401(k) Plan allows for discretionary employer matching contributions. For the year 1999, the Board of Directors approved a discretionary employer matching contribution of 100% of compensation contributed by the employee up to 3% of the employee's total compensation. The discretionary employer matching contributions will cover all employees with at least one-year of continuous service. Participants employed less than seven years will be less than 100% vested in the discretionary employer matching contributions portion of their account in the 401(k) Plan. For the year 1999, the Corporation's matching contribution to the 401(k) Plan was $365,875, including a matching contribution of $4,800, $4,800, $4,800, $4,800, and $4,800 for Messrs. Chryst, Coffee, Duke, DuRant, and Looper, respectively.
  (c) Officers that are directors and members of the committees of the Board of Directors receive fees for attendance at such meetings in the same manner as outside directors. For the year 1999, the Corporation paid in director and committee fees $28,300, $13,300, $14,300, $7,200, and
      $16,900 to Messrs. Chryst, Coffee, Duke, DuRant, and Looper, respectively.
  (d) Payment was made by the Corporation in the year 1999 of premiums of $2,502, $1,176, $6,238, $1,363, and $1,815 for life insurance on behalf of Messrs. Chryst, Coffee, Duke, DuRant and Looper, respectively.
  (e) On January 27, 1996, the Corporation and its subsidiary, The Anchor Bank, entered into Salary Continuation Agreements with Stephen L. Chryst, Robert E. Coffee, Jr., Robert R. DuRant, III, and Tommy E. Looper. These Agreements provide for a continuation of salary payments to these executives upon retirement, termination, death or disability. The Agreements have a vesting schedule that requires 8 years of service after the date of the Agreements before an executive is 100% vested. In the event of a change in control of the Corporation or The Anchor Bank, the vesting schedule is stepped up to 100%. The normal retirement benefit payable to the executives each year for 15 years when each executive retires after reaching age 65 would be $150,600, $36,900, $46,308 and $53,300 for Messrs. Chryst, Coffee, DuRant, and Looper, respectively. The vested termination benefits for each of the executives upon termination prior to a normal retirement date for reasons other than death or disability and prior to a change in control would be the vested portion of the accrued liability for the normal retirement benefit. Mr. Duke also had a similar salary continuation agreement with M&M Financial Corporation in which he became 100% vested with the change of control. The agreement provides a normal retirement benefit payable to Mr. Duke of $48,208 each year for 19 years beginning at age 65. During 1999, the Corporation and The Anchor Bank entered into an additional Salary Continuation Agreement with Mr. Duke which provides a normal retirement benefit payable of $13,000 each year for 15 years when Mr. Duke reaches age 65. The agreement provides for five year vesting with 100% vesting in the event of a change in control.

Options Grants For Fiscal 1999

   There were no options granted to executive officers in 1999.

Option Exercises And Values For Fiscal 1999

   The following table sets forth the aggregated option exercises in fiscal 1999 by the named executive officers and the value of such officers' unexercised options at December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES TABLE

                                                   Number of Securities      Value of Unexercised
                                                  Underlying Unexercised         In-The-Money
                           Shares                  Options At FY-End(#)      Options At FY-End(2)
                         Acquired On    Value    ------------------------- -------------------------
          Name           Exercise(#) Realized(1) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Stephen L. Chryst.......   15,000     $308,750     80,480           0      $1,547,727       $ 0
Robert E. Coffee, Jr....    8,517      213,801     33,600           0         599,200         0
Chester A. Duke.........        0            0     11,745           0         142,988         0
Robert R. DuRant, III...    8,400      254,800     46,900           0         899,383         0
Tommy E. Looper.........   14,175      376,088     40,500           0         785,250         0

--------
(1)The value is calculated by subtracting the exercise price from the market value on the date of exercise.
(2) The value is determined by subtracting the exercise or base price from the market value of the underlying securities at the fiscal year-end. The market value of the Corporation's common stock at its fiscal year-end of December 31, 1999 was $27.50 per share.

Comparative Performance Graph

   The following chart shows a five-year comparison of the cumulative total return on the Corporation's stock, assuming reinvestment of dividends, with that of a broad equity market index, the Nasdaq Stock Market Composite Index, and with that of a published industry index, the Nasdaq Bank Stocks Index.

   The yearly percentage change in the cumulative total return on the Corporation's stock is computed by dividing the sum of the cumulative amount of dividends for the five year period ended December 31, 1999, assuming dividend reinvestment, and the difference between the Corporation's share price at December 31, 1999 and December 31, 1994 by the share price at December 31, 1994. The Nasdaq Stock Market Composite Index and the Nasdaq Bank Stocks Index are constructed using this methodology for large samples of companies.

                        [Performance Graph Appears Here]

                          1994   1995   1996   1997   1998   1999
                         ------ ------ ------ ------ ------ ------
Anchor Financial
 Corporation............ 100.00 146.89 246.24 380.84 397.34 326.84
Nasdaq Stock Market
 Composite Index........ 100.00 141.33 173.89 213.07 300.25 542.43
Nasdaq Bank Stocks
 Index.................. 100.00 149.00 196.73 329.39 327.11 314.42

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 8, 2000.

                                          Anchor Financial Corporation
                                          (Registrant)

                                                 /s/ Stephen L. Chryst
                                          By: _________________________________
                                                     Stephen L. Chryst
                                                Chairman, President andChief
                                                     Executive Officer

                                                  /s/ Tommy E. Looper,
                                          By: _________________________________
                                                      Tommy E. Looper
                                               Executive Vice PresidentChief
                                               Financial Officer and Director

   Stephen L. Chryst, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K/A, has signed this report on March 8, 2000, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

   C. Jason Ammons, Jr.

                                             Charles B. McElveen
   Howell V. Bellamy, Jr.


                                             W. Gairy Nichols, III
   W. Cecil Brandon, Jr.


                                             Ruppert L. Piver
   James E. Burroughs


                                             Thomas J. Rogers
   Mason R. Chrisman


                                             John C.B. Smith, Jr.
   Robin H. Dial


                                             J. Roddy Swaim
   Chester A. Duke


                                             Harry A. Thomas
   J. Bryan Floyd

    /s/ Stephen L. Chryst
_________________________________
        Stephen L. Chryst
  Attorney-in-factMarch 8, 2000

 Exhibit                  Exhibit Title
 -------                  -------------
  21     Subsidiaries of the Registrant
  23.1   Consent of Arthur Andersen, LLP
  23.2   Consent of PricewaterhouseCoopers LLP
  23.3   Consent of J.W. Hunt and Company, LLP
  23.4   Consent of Tourville, Simpson & Henderson, LLP
  23.5   Consent of Tourville, Simpson & Henderson, LLP
  24     Power of Attorney
  27     Financial Data Schedule