Form 10-Q
period 2000-03-31
ANCHOR FINANCIAL CORP
filed 2000-05-12
CIK 741561

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended March 31, 2000         Commission file number 0-13759



                          ANCHOR FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)



          South Carolina                                   57-0778015
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification number)



  2002 Oak St., Myrtle Beach, S.C.                            29577
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code  (843)448-1411


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at May 8, 2000
------------------------------                   ---------------------------
  (Common stock, no par value)                            8,117,346

                ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES


                                 INDEX



                                                                   PAGE NO.

Part I - Financial Information
------------------------------

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 2000
          and December 31, 1999                                       1

          Consolidated Statements of Income - Three months
          ended March 31, 2000 and 1999                               2

          Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income - Three months ended
          March 31, 2000 and 1999                                     3

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2000 and 1999                  4

          Notes to Consolidated Financial Statements                  5-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operation                 9-12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk   13


Part II - Other Information
---------------------------

Item 1 - Legal Proceedings                                            14
Item 2 - Changes in Securities                                        14
Item 3 - Defaults Upon Senior Securities                              14
Item 4 - Submission of Matters to a Vote of Security-Holders          14
Item 5 - Other Information                                            14
Item 6 - Exhibits and Reports on Form 8-K                             14

Anchor Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

                                                                                        March 31,                      December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          2000                            1999
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                                                       $         45,555,230              $     35,843,218
  Interest-bearing balances due from banks                                                   605,042                        151,561
  Federal funds sold                                                                      17,700,000                      2,700,000
  Investment securities:
    Held-to-maturity, at amortized cost (fair value of $6,020,421
      in 2000 and $7,971,374 in 1999)                                                      6,031,752                      7,965,008
    Available-for-sale, at fair value                                                    252,084,471                    254,609,916
-----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                            258,116,223                    262,574,924
-----------------------------------------------------------------------------------------------------------------------------------

  Total Loans, net of unearned income                                                    872,525,447                    862,495,316
    Less - allowance for loan losses                                                     (10,246,114)                    (9,924,114)
-----------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                              862,279,333                    852,571,202
-----------------------------------------------------------------------------------------------------------------------------------

  Premises and equipment                                                                  26,990,050                     27,112,076
  Other assets                                                                            29,444,510                     25,889,826
-----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $      1,240,690,388              $   1,206,842,807
===================================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Demand deposits                                                           $        173,231,656              $     164,562,983
      NOW and money market accounts                                                      451,144,926                    427,488,660
      Time deposits $100,000 and over                                                     85,078,929                     83,947,691
      Other time and savings deposits                                                    290,679,225                    290,657,318
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                     1,000,134,736                    966,656,652
    Federal funds purchased and securities
      sold under agreements to repurchase                                                 41,431,653                     42,091,707
    Other short-term borrowings                                                              674,073                      2,611,741
    Long-term debt                                                                        85,200,000                     85,200,000
    Subordinated notes                                                                    11,000,000                     11,000,000
    Other liabilities                                                                     11,343,126                      8,509,863
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                    1,149,783,588                  1,116,069,963
-----------------------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, no par value; 50,000,000 shares
      authorized; shares issued and outstanding - 8,117,346
      in 2000 and 8,093,476 in 1999                                                       54,315,550                     54,147,996
    Retained earnings                                                                     44,217,523                     41,673,366
    Accumulated other comprehensive income (loss)                                         (6,712,898)                    (4,135,143)
    Unearned ESOP shares                                                                    (913,375)                      (913,375)
-----------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                              90,906,800                     90,772,844
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $      1,240,690,388              $   1,206,842,807
===================================================================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                Three Months ended March 31,
                                                                    ---------------------------------------------------

                                                                             2000                              1999
                                                                    ---------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                       $       19,692,277               $        18,134,465
  Interest on investment securities:
    Taxable                                                                 3,825,340                         3,660,192
    Non-taxable                                                               275,680                           323,320
  Other interest income                                                       155,309                            84,730
                                                                    ---------------------------------------------------
                Total interest income                                      23,948,606                        22,202,707
                                                                    ---------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                      9,159,853                         7,804,344
  Interest on short-term borrowings                                           643,010                           627,071
  Interest on long-term borrowings                                          1,000,217                           615,784
  Interest on subordinated notes                                              231,572                           230,324
                                                                    ---------------------------------------------------
                Total interest expense                                     11,034,652                         9,277,523
                                                                    ---------------------------------------------------

Net interest income                                                        12,913,954                        12,925,184
Provision for loan losses                                                     550,000                           425,750
                                                                    ---------------------------------------------------

Net interest income after provision for loan losses                        12,363,954                        12,499,434
                                                                    ---------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                       1,102,925                         1,098,991
  Commissions and fees                                                        772,981                           718,307
  Trust income                                                                620,994                           509,142
  Gains on sales of mortgage loans                                            232,435                           382,115
  Gains on sales of investment securities, net                                      0                            63,148
  Other operating income                                                      272,075                           207,628
                                                                    ---------------------------------------------------
                Total noninterest income                                    3,001,410                         2,979,331
                                                                    ---------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                            5,358,049                         5,533,429
  Net occupancy expense                                                       803,524                           745,489
  Equipment expense                                                           687,284                           696,895
  Other operating expense                                                   2,655,976                         2,890,491
                                                                    ---------------------------------------------------
                Total noninterest expense                                   9,504,833                         9,866,304
                                                                    ---------------------------------------------------

Income before income taxes and equity in net income of
   unconsolidated subsidiary                                                5,860,531                         5,612,461
Equity in net income of unconsolidated subsidiary                                   0                            56,103
                                                                    ---------------------------------------------------
Income before income taxes                                                  5,860,531                         5,668,564
Provision for income taxes                                                  2,026,281                         2,002,877
                                                                    ---------------------------------------------------

Net income                                                         $        3,834,250                $        3,665,687
                                                                    ===================================================

Net income per share - basic                                       $             0.48                $             0.46
                                                                    ===================================================

Net income per share - diluted                                     $             0.46                $             0.44
                                                                    ===================================================

Weighted average common shares outstanding - basic                          8,061,040                         8,039,276
                                                                    ===================================================

Weighted average common shares outstanding - diluted                        8,290,015                         8,319,098
                                                                    ===================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Three Months ended March 31, 2000 and March 31, 1999
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   other             Unearned             Total
                                           Common Stock        Retained         comprehensive           ESOP           stockholders'
                                       Shares       Amount     earnings            income             shares              equity
                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 1998           8,085,779   $54,653,232  $34,025,512       $1,417,951         ($1,095,000)       $89,001,695

Comprehensive Income
  Net income                                                      3,665,688                                               3,665,688
  Other comprehensive income,
     net of tax
  Unrealized loss on investment                                                   (1,872,437)                            (1,872,437)
     securities
                                                                                                                       -------------
Total Comprehensive Income                                                                                                1,793,251
                                                                                                                       -------------
Common stock issued pursuant to:
  Stock Option Plan                       20,453       110,749                                                              110,749
Change in unearned ESOP shares                          53,311        9,469                               50,000            112,780
Cash dividends ($0.14 per share)                                 (2,142,773)                                             (2,142,773)
                                       =============================================================================================
Balance at March 31, 1999              8,106,232   $54,817,292  $35,557,896        ($454,486)        ($1,045,000)       $88,875,702
                                       =============================================================================================


Balance at December 31, 1999           8,093,476   $54,147,996  $41,673,366      ($4,135,143)          ($913,375)       $90,772,844
Comprehensive Income
  Net income                                                      3,834,250                                               3,834,250
  Other comprehensive income,
     net of tax
  Unrealized loss on investment                                                   (2,577,755)                            (2,577,755)
     securities
                                                                                                                        ------------
Total Comprehensive Income                                                                                                1,256,495
                                                                                                                        ------------
Common stock issued pursuant to:
  Stock Option Plan                       23,870       113,403                                                              113,403
Change in unearned ESOP shares                          54,151        8,294                                                  62,445
Cash dividends ($0.16 per share)                                 (1,298,387)                                             (1,298,387)
                                       =============================================================================================
Balance at March 31, 2000              8,117,346   $54,315,550  $44,217,523      ($6,712,898)          ($913,375)       $90,906,800
                                       =============================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Anchor Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           2000                          1999
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                         $   3,834,250              $        3,665,688

  Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion and amortization of investment securities                                     32,505                          37,751
    Depreciation and amortization                                                          833,035                         792,855
    Provision for loan losses                                                              550,000                         425,750
    Gains on sales of investment securities, net                                                 0                         (63,148)
    Gains on sales of mortgage loans                                                      (232,435)                       (382,115)
    Gains on sales of premises and equipment                                                (8,000)                         (3,995)
    Change in interest receivable                                                         (836,847)                        218,295
    Change in other assets                                                              (1,418,424)                      4,564,639
    Change in deferred taxes                                                            (1,462,178)                     (1,618,974)
    Change in interest payable                                                             953,688                        (675,218)
    Change in other liabilities                                                          3,334,560                       3,889,819
    Equity in net income of unconsolidated subsidiary                                            0                         (56,103)
    Origination of mortgage loans held for sale                                        (11,203,941)                    (26,554,951)
    Proceeds from sales of mortgage loans held for sale                                 10,936,373                      27,266,041
    Net change in unearned ESOP shares                                                      62,445                         112,780
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                5,375,031                      11,619,114
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity                     1,933,138                       2,735,786
  Purchase of investment securities available-for-sale                                  (7,882,352)                    (34,456,949)
  Proceeds from sales of investment securities available-for-sale                                0                      18,456,052
  Proceeds from maturities of investment securities available-for-sale                   6,340,376                      14,883,096
  Net change in loans                                                                   (9,758,128)                    (19,766,278)
  Capital expenditures                                                                    (540,245)                       (271,530)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (9,907,211)                    (18,419,823)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                                33,478,084                      (2,504,688)
  Net change in federal funds purchased and securities sold under
    agreements to repurchase                                                              (660,054)                    (20,250,009)
  Net change in other short-term borrowings                                             (1,937,668)                        529,756
  Net change in long-term debt                                                                   0                      27,068,226
  Proceeds from issuance of stock in accordance with Stock Option Plan                     113,405                         110,749
  Cash dividends paid                                                                   (1,296,094)                     (2,142,773)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               29,697,673                       2,811,261
------------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                 25,165,493                      (3,989,448)
Cash and cash equivalents at January 1                                                  38,694,779                      63,079,110
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                               $   63,860,272             $        59,089,662
====================================================================================================================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                                           $   10,080,964             $         9,952,741
 Income taxes                                                                              105,000                         293,800


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 1:         BASIS OF PRESENTATION

                The accompanying consolidated financial statements are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Anchor Financial Corporation (the "Corporation") and its subsidiaries for the periods presented. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1999.

                The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:         ACQUISITIONS

                On January 10, 2000, Anchor Financial Corporation and The South Financial Group, formally known as Carolina First Corporation, signed a definitive agreement for Anchor Financial to be acquired by The South Financial Group. The merger is expected to be accounted for as a pooling-of-interests and provide for a tax-free exchange of 2.175 shares of The South Financial Group's common stock for each outstanding share of Anchor Financial common stock. On May 1, 2000 Anchor Financial and The South Financial Group each received shareholder approval for the merger. Pending normal regulatory approval, the transaction is expected to be completed in the second quarter of 2000.

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

                    ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


NOTE 3:         RESERVE FOR LOAN LOSSES

                Activity in the reserve for loan losses for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                                             2000              1999
                                                                   -------------------------------------
                Balance, beginning of year                                $9,924,114        $9,546,139
                Provision charged to operations                              550,000           425,750
                Recoveries of charged off loans                              136,086           232,457
                Loans charged off                                           (364,086)         (153,650)
                                                                   -------------------------------------
                Balance, end of period                                   $10,246,114       $10,050,696
                                                                   =====================================


NOTE 4:        NONPERFORMING ASSETS

               The following is a summary of nonperforming assets at March 31, 2000 and December 31, 1999. The income effect of interest foregone on these assets is not material. The Corporation did not have any loans with reduced interest rates because of troubled debt restructuring, foreign loans, or loans for highly leveraged transactions. Management is not aware of any situation, other than those included in the summary below, where known information about a borrower would require disclosure as a potential problem loan.

                                                                           3/31/00           12/31/99
                                                                      -------------------------------------
               Nonaccrual loans                                            $2,420,526        $2,720,757
               Loans past due ninety days or more                                   0                 0
               Other real estate owned                                        500,209           346,727
                                                                      -------------------------------------
               Total nonperforming assets                                  $2,920,735        $3,067,484
                                                                      =====================================

               Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At March 31, 2000, impaired loans had a related specific allowance for loan losses totaling $1,589,415. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31,2000.

                    ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


NOTE 5:        LONG-TERM DEBT AND SUBORDINATED NOTES

               The principal maturity of long-term debt and subordinated notes for the next five years subsequent to March 31, 2000 is summarized below:

                   2000                                                                      $         0
                   2001                                                                        1,000,000
                   2002                                                                       10,200,000
                   2003                                                                       16,000,000
                   2004                                                                        5,000,000
                   2005 and thereafter                                                        64,000,000
                   --------------------------------------------------------------------------------------
                   Total                                                                     $96,200,000
                   --------------------------------------------------------------------------------------

                At March 31, 2000, $9,000,000 of this long-term debt qualified for inclusion in the determination of total capital under the Risk-Based Capital guidelines.


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

                    ANCHOR FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

               In accordance with SFAS No. 128, "Earnings Per Share," the calculation of net income per share - basic and net income per share - diluted, including the effect of nonrecurring charges, for the three months ended March 31 is presented below:

                                                             Three months ended March 31,
                                                         -------------------------------------
                                                                 2000              1999
                                                         -------------------------------------
        Net income per share - basic computation
            Net income                                        $3,834,250          $3,665,687
            Income available to common shareholders           $3,834,250          $3,665,687
                                                         =====================================
           Average common shares outstanding                   8,105,356           8,099,012
              Unallocated ESOP Shares                            (44,316)            (59,736)
                                                         -------------------------------------
           Average common shares outstanding - basic           8,061,040           8,039,276
                                                         -------------------------------------
           Net income per share - basic                            $0.48               $0.46
                                                         =====================================
        Net income per share - diluted computation
           Income available to common shareholders            $3,834,250          $3,665,687
                                                         =====================================
           Average common shares outstanding - basic           8,061,040           8,039,276
           Incremental shares from assumed conversions:
              Stock Options                                      228,975             279,822
                                                         -------------------------------------
           Average common shares outstanding - diluted         8,290,015           8,319,098
                                                         -------------------------------------
           Net income per share - diluted                          $0.46               $0.44
                                                         =====================================



NOTE 7:        OTHER MATTERS

               At March 31, 2000, outstanding standby letters of credit totaled $2,995,022.

               For the three months ended March 31, 2000 and 1999, the Corporation paid interest of $10,080,964 and $9,952,741 respectively. The Corporation paid $105,000 in income taxes during the three months ended March 31, 2000 and $293,800 during the same period in 1999.

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


Net Income

         Net income for the first quarter of 2000 totaled $3,834,250, or $0.46 per diluted share, compared to net income of $3,665,688, or $0.44 per diluted share earned in the same period of 1999.

         The primary factors affecting the increase in net income for the first quarter of 2000 were increases of $1,745,899 in interest income and $22,079 in noninterest income, and a decrease in noninterest expense of $361,471. These positive factors were offset by increases in interest expense of $1,757,129, the provision for loan losses of $124,250, and the provision for income taxes of $23,404.

         For the quarter ended March 31, 2000, return on average assets and return on average equity were 1.26% and 15.78%, respectively, compared to prior year ratios of 1.28% and 16.57%.


Net Interest Income

         Net interest income, the major component of the Corporation's net income, was $12,913,954 for the first quarter of 2000, a decrease of $11,230 or 0.09% from the $12,925,184 reported for the same period in 1999. This slight decrease was attributed to the decreased tax equivalent net yield on earning assets which was 4.55% for the first quarter of 2000 compared with 4.88% for the same period last year. The net interest margin narrowed from 1999 primarily because of a higher cost of funding earning assets.

         Interest income increased $1,745,899 or 7.9% for the three months ended March 31, 2000 compared with the same period in 1999. The increase was due to the growth in the volume of interest earning assets and the yield on earning assets, which increased from 8.35% in 1999 to 8.40% in 2000. Average interest earning assets for the three months ended March 31, 2000 increased $66.6 million or 6.1% from the same period in 1999. Average loans increased $47.8 million or 5.8% and average investment securities increased $14.9 million or 5.7% for the three months ended March 31, 2000 compared with the same period in 1999. Average interest-earning assets represented 94.6% of average total assets during the three months ended March 31, 2000 compared with 93.0% in 1999. The yield on earning assets increased primarily because the yield on loans increased from 8.99% in 1999 to 9.12% in 2000. The composition of average interest-earning assets changed very slightly as the percentage of average loans to average interest-earning assets was 75.5% in 1999 and 75.3% in 2000.

         Interest expense increased $1,757,129 or 18.9% for the quarter ended March 31, 2000 compared with the same period in 1999. The increase in interest expense was due to an increase in the volume of average interest-bearing liabilities and a higher rate paid on these funds during the period. The rate paid on average interest-bearing liabilities increased from 4.19% for the three months ended March 31, 1999 to 4.64% for the same period in 2000. Average interest-bearing liabilities for the three months ended March 31, 2000 increased $60.0 million or 6.2% from the same period in 1999. Average noninterest-bearing sources decreased $3.1 million or 1.8% for the three months ended March 31, 2000 compared with the same period in 1999. Average interest-bearing liabilities represented 83.0% of funding sources during the three months ended March 31, 2000 and 82.9% in 1999.


Provision for Loan Losses

         A $550,000 provision for loan losses was made during the first quarter of 2000 compared with a provision of $425,750 in 1999. The increase in the provision for loan losses in 2000 was primarily due to the increase in loan growth and an increase in net charge-offs. At March 31, 2000, the ratio of annualized net charge-offs to average loans was 0.11%, compared with annualized net recoveries to average loans of 0.04% at March 31, 1999.

         Nonperforming assets at March 31, 2000 totaled $2,920,735 compared with $3,187,210 reported at the same time last year. The Corporation's nonperforming assets have historically remained relatively low as the result of conservative underwriting policies and favorable market conditions. The ratio of nonperforming assets to total loans and other real estate owned was 0.33% at March 31, 2000, down from 0.38% at March 31, 1999.

         The reserve for loan losses at March 31, 2000 and March 31, 1999 represented 1.17% and 1.21% respectively of total loans outstanding. Based on the current evaluation of the loan portfolio, management believes the reserve at March 31, 2000 is adequate to cover potential losses in the portfolio.

Noninterest Income

         Noninterest income for the first quarter of 2000 was up $22,079 or 0.7% from the same period in 1999. The primary factors contributing to this increase were increases in commissions and fees of $54,674 or 7.6% and trust income of $111,852 or 22.0%. These positive factors were offset by a decrease in mortgage banking income of $149,680 or 39.2%.

         The growth in commissions and fees for the first quarter ended March 31, 2000 resulted primarily from increases in investment fee income, ATM network revenue, and credit card-related service fees. Investment fee income benefited from increased market penetration in existing markets and expansion into new markets. Trust revenue continues to benefit from increased sales efforts and favorable conditions in the Corporation's expanding markets. Mortgage banking income was down due to the Corporation's markets experiencing a less favorable interest rate environment.


Noninterest Expense

         Noninterest expense for the first quarter of 2000 decreased $361,471 or 3.7% from the same period in 1999. The primary factors contributing to this decrease were decreases in salaries and employee benefits of $175,380 or 3.2%, other operating expense of $234,515 or 8.1%, and a decrease in equipment expense of $9,611 or 1.4%. These decreases were offset by a 7.8% increase in occupancy expense.

         Noninterest expense for the first quarter of 1999 included pretax nonrecurring merger-related charges of $121,787. Excluding the impact of these nonrecurring charges, noninterest expense decreased $239,684 or 2.5% from the first quarter of 1999 to the first quarter of 2000.

         The Corporation's overhead efficiency ratio was 59.2% for the first three months of 2000, an improvement from 60.7% for the same period in 1999. These ratios exclude nonrecurring charges. The more favorable overhead efficiency ratio resulted from management's focus on controlling costs and the Corporation beginning to realize efficiencies from its acquisitions in 1999.


Income Taxes

         The provision for income taxes for the first quarter of 2000 increased $23,404 or 1.2% from the same period in 1999. The provision for income taxes increased in 2000 primarily due to higher income before taxes since tax rates remained the same.

Financial Position

         For the three months ended March 31, 2000, average total assets increased 4.4%, average loans increased 5.8% and average deposits increased 1.9% from the same period in 1999.

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

         The Corporation utilizes long-term advances from the FHLB as part of its funding strategy. FHLB long-term advances totaled $68,687,080 at March 31, 2000 compared with $45,683,511 at March 31, 1999.

         The Corporation continues to have a strong capital position by industry standards with the ratio of average stockholders' equity to average total assets at March 31, 2000 of 7.97% and March 31, 1999 of 7.70%. At March 31, 2000 and
March 31, 1999, the total risk-based capital ratio was 12.46% and 12.38%, respectively, and the leverage ratio was 7.94% and 7.63%, respectively.


Accounting and Regulatory Matters

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Corporation. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to its limited use of derivative instruments, the adoption of SFAS No. 133 is not expected to have a significant effect on the Corporation's results of operations or its financial position.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Anchor Bank's Annual Meeting has been delayed indefinitely pending the completion of the merger with Carolina First.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

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


Date:  May 8, 2000